Form 10-Q
period 2025-09-30
Bitwise Solana Staking ETF
filed 2025-11-10
CIK 2045872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42872

Bitwise Solana Staking ETF

(Exact Name of Registrant as Specified in its Charter)

Delaware	39-6904527
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Bitwise Investment Advisors, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(Address of principal executive offices)

(415) 707-3663

(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Bitwise Solana Staking ETF	BSOL	NYSE Arca, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 22,400,000 outstanding shares as of November 10, 2025.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of The Bitwise Solana Staking ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

•
the special considerations discussed in this Quarterly Report;
•
general economic, market and business conditions;
•
technology developments regarding the use of solana and other digital assets, including the systems used by the Sponsor and the Trust’s custodian in their provision of services to the Trust;
•
changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;
•
other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto; and
•
any additional risk factors discussed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, as well as those described from time to time in the Trust’s future reports filed with the SEC.

All the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

Should one or more of these risks discussed in the section entitled “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”) and, as such, may elect to comply with certain reduced reporting requirements. For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to:

•
provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory auditor rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•
comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission determines otherwise;
•
provide certain disclosure regarding executive compensation required of larger public companies; or
•
obtain shareholder approval of any golden parachute payments not previously approved.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) when it has $1.235 billion or more in total annual gross revenues during its most recently completed fiscal year; (ii) when it is deemed to be a large accelerated filer under Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended; (iii) when it has issued more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies; however, the Trust is choosing to “opt out” of such extended transition period, and as a result, the Trust will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Trust’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Bitwise Solana Staking ETF

Statement of Assets and Liabilities

September 30, 2025
(unaudited)
Assets
Investment in solana, at fair value (cost $0)	$—
Cash	200
Total assets	200

Liabilities
Sponsor Fee payable	—
Total liabilities	—

Net Assets	$200

Shares issued and outstanding, no par value, unlimited amount authorized	8
Net asset value per Share	$25

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statement of Changes in Net Assets

For the period September 17, 2025 (Date of Seeding) through September 30, 2025*
(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	—
Net realized gain (loss) on investment in solana transferred to pay Sponsor Fee	—
Net change in unrealized appreciation (depreciation)	—
Net increase (decrease) in net assets resulting from operations	—

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	200
Redemptions for Shares redeemed	—
Net increase (decrease) in net assets resulting from capital share transactions	200
Total increase (decrease) in net assets from operations and capital share transactions	200
Net assets
Beginning of period	—
End of period	$200

Shares issued and redeemed
Shares issued	8
Shares redeemed	—
Net increase (decrease) in Shares issued and outstanding	8
Shares outstanding at end of period	8

* No comparative financial statements have been provided as the Trust’s operations commenced on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statement of Cash Flows

For the period September 17, 2025 (Date of Seeding) through September 30, 2025*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$—
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of solana	—
Proceeds from solana sold	—
Net realized (gain) loss from investment in solana transferred to pay Sponsor Fee	—
Net realized (gain) loss from investment in solana sold for redemptions	—
Net change in unrealized (appreciation) depreciation on investment in solana	—
Increase (Decrease) in Sponsor Fee payable	—
Net cash provided by (used in) operating activities	—

Cash flow from financing activities
Shares issued	200
Shares redeemed	—
Net cash provided by (used in) financing activities	200

Net increase (decrease) in cash	200
Cash, beginning of period	—
Cash, end of period	$200

* No comparative financial statements have been provided as the Trust’s operations commenced on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Notes To Financial Statements

September 30, 2025 (Unaudited)

1. Organization

Bitwise Solana Staking ETF (the “Trust”) is an investment trust organized on November 20, 2024 under Delaware law pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s primary investment objective is to seek to provide exposure to the value of Solana held by the Trust, less the expenses of the Trust’s operations, which is generally just the sponsor’s management fee. The Trust’s secondary investment objective is to derive additional solana through staking. In seeking to achieve its primary investment objective, the Trust’s sole asset is expected to be solana. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are anticipated to be listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BSOL,” providing investors with an efficient means to obtain market exposure to the price of Solana.

On September 19, 2025, the Trust filed a Certificate of Amendment of the Trust Agreement with the Delaware Trust Company to amend the name of the Trust to Bitwise Solana Staking ETF from Bitwise Solana ETF.

Bitwise Investments Advisers, LLC (the "Sponsor"), a wholly-owned subsidiary of Bitwise Asset Management, Inc. ("BAM")
serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified management fee.

Delaware Trust Company acts as the trustee of the Trust (the “Trustee”) for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

As of September 30, 2025, the Trust has had no operations other than those actions relating to organizational and registration matters, including the sale and issuance of the Trust’s shares to Bitwise Asset Management, Inc., the parent company of the Sponsor, the sole shareholder of eight (8) shares of the Trust. Proceeds from the issuance of these shares were held in cash as presented on the Trust’s statement of assets and liabilities.

In the ordinary course of operation, the Trust will purchase and sell solana directly and it will create or redeem its Shares either in-kind or in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value (“NAV”) per Share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, either an amount of Solana or cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver either an amount of Solana or cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares.

Bitwise Solana Staking ETF

Notes To Financial Statements

September 30, 2025 (Unaudited)

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statement.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services—Investment Companies

Use of Estimates

The preparation of the financial statement in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this financial statement. Actual results could differ from those estimates.

Indemnifications

In the normal course of business, the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits. As of September 30, 2025, the Trust held $200 in cash relating to the issuance of the Seed Shares.

Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2025.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2025, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

Bitwise Solana Staking ETF

Notes To Financial Statements

September 30, 2025 (Unaudited)

3. Related Party Transactions and Agreements

For the period ended September 30, 2025, as the Trust has had no operations other than those actions relating to organizational and registration matters, including the sale and issuance of the Trust’s shares to BAM, the Sponsor has not yet begun to charge the Trust an annual management fee, which it anticipates charging once operations commence. Once operations commence, the Trust is expected to pay an annualized management fee to the Sponsor as compensation for services performed under the Trust Agreement; but it has not yet determined the amount of such fee. In exchange for the management fee, the Sponsor has agreed to assume and pay all ordinary expenses of the Trust, including the Trustee’s fee and out-of-pocket expenses, the fees of the Trust’s regular service providers, exchange listing fees, SEC registration fees, SEC filing costs, audit fees and ordinary legal expenses. The Sponsor’s management fee is paid by delivery of solana, monthly on the first Business Day of the month in respect of fees payable for the prior month. The delivery is of that number of solana which equals the daily accrual of the Sponsor Fee for such prior month.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor Fee at its discretion for a stated period of time.

As of the date of these Financial Statements, there were no amounts payable to related parties.

4. Beneficial Ownership

As of the date of these financial statements BAM owned 100% of the outstanding Shares of the Trust.

5. Subsequent Events

On October 27, 2025, the Trust's registration statement became effective in accordance with the provisions of section 8(a) of the Securities Act of 1933, and the Shares of the Trust were listed on the Exchange on October 28, 2025.

On October 23, 2025, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-Share price of $25.00. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. During October 28, 2025, BIM sold all of its 100,000 Shares of the Trust for cash.

Following the commencement of operations on October 23, 2025, the Trust pays the unitary Sponsor Fee of 0.20% per annum of the Trust's solana holdings and agreed to waive the entire Sponsor Fee on the first $1 billion of Trust assets through January 28, 2026.

Other than the items noted above there were no subsequent events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust’s unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions the Trust believes to be reasonable. The Trust’s actual results could differ materially from those discussed in these forward-looking statements. See “Statement Regarding Forward-Looking Statements” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Sponsor undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Quarterly Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Quarterly Report.

Trust Overview

The Trust is an exchange-traded product that issues common shares of beneficial interest (“Shares”) that are listed on NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BSOL.” The Trust’s primary investment objective is to seek to provide exposure to the value of solana held by the Trust, less the expenses of the Trust’s operations and other liabilities. The Trust’s secondary investment objective is to derive additional solana through staking. In seeking to achieve its primary investment objective, the Trust will hold solana and establish its net asset value (“NAV”) by reference to the CME CF Solana – Dollar Reference Rate – New York Variant (“SOLUSD_NY”). The Trust is sponsored and managed by Bitwise Investment Advisers, LLC (the “Sponsor”).

The net assets of the Trust and its Shares are valued on a daily basis with reference to the Pricing Benchmark, a standardized reference rate published by CF Benchmarks Ltd. (the “Benchmark Provider”) that is designed to reflect the performance of solana in U.S. dollars. The Pricing Benchmark is calculated by the Benchmark Provider based on an aggregation of executed trade flow of major Solana trading platforms (“Constituent Platforms”). The Pricing Benchmark is calculated as of 4:00 p.m. Eastern time (“ET”).

Coinbase Custody Trust Company, LLC (“Coinbase Custody” or the “Solana Custodian”) serves as the custodian for the Trust’s solana holdings and is responsible for the secure safekeeping of the Trust’s solana pursuant to a custody agreement (the “Solana Custody Agreement”). Coinbase Custody was appointed by the Sponsor and is tasked with establishing and maintaining segregated accounts to hold the Trust’s solana (the “Trust Solana Accounts”). The Solana Custodian is chartered as a New York State limited liability trust company that provides custody services for digital assets. The Solana Custodian is not insured by the Federal Deposit Insurance Corporation (the “FDIC”) but carries insurance provided by private insurance carriers.

One or more of the Trust Solana Accounts, designated as the “Trust Staking Account(s),” permits the solana held therein to be staked pursuant to the Trust’s secondary investment objective. In consideration for permitting its solana to be held in the Trust Staking Account(s), the Trust will receive a portion of the additional solana earned through the staking. The Sponsor will select one or more trusted staking agents (the “Staking Agents”). Such Staking Agents operate the validators to which the Trust’s solana has been delegated for staking.

Solana is a digital asset. Like all digital assets, buying, holding and selling solana is very different from buying, holding and selling more conventional investments like stocks and bonds. Stocks represent ownership in a company, entitling shareholders to a portion of the company’s profits. Bonds are debt instruments issued by corporations or governments, where the bondholder is a creditor to the issuer that is generally entitled to a stream of income payments. Ownership of stocks and bonds is typically recorded through a centralized system managed by brokers, custodians or clearinghouses. Ownership of Solana does not entitle its holders to any portion of a company’s profits or any stream of income payments. Solana is a decentralized digital asset and ownership of it is reflected on a decentralized ledger.

The Trust provides investors with the opportunity to access the market for solana through a traditional brokerage account without the potential barriers to entry or risks involved with acquiring and holding solana directly. The Trust will not use derivatives that could subject the Trust to additional counterparty and credit risks. The Sponsor believes that the design of the Trust will enable certain investors to more effectively and efficiently implement strategic and tactical asset allocation strategies that use Solana by investing in the Shares rather than purchasing, holding and trading Solana directly.

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.20% per annum of the Trust’s solana holdings. The Sponsor contractually waived the Sponsor Fee until January 28, 2026, and will accrue at an annual rate of 0.20% of the Trust’s net assets beginning thereafter. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Solana Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor will also pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Solana Network, any Incidental Rights (as defined below) and any IR Asset (as defined below)), any indemnification of the Cash Custodian, Solana Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets (blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s solana as necessary to pay such expenses. The cash proceeds of the sale will be sent to the Sponsor, which will use such proceeds to pay the expenses. Any remaining cash will be distributed back to the Cash Custodian. The Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and solana. The Trust will not borrow to meet liquidity needs.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for Solana on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust intends to engage a third-party vendor to obtain a price from a principal market for Solana, which will be either the market the Trust normally transacts in for Solana or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under U.S. GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for Solana in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, the Trust is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor performing functions equivalent to those a principal executive officer and principal financial and accounting officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
On September 17, 2025, the Trust sold eight (8) Shares at a per-Share price of $25 to Bitwise Asset Management, Inc., an affiliate of the Sponsor, in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
b)
Not applicable.
c)
None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the nine-month period ended September 30, 2025.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description
3.1	Trust Agreement incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.
3.2

First Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.

3.3	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A (File No. 283391) filed by the Registrant on October 8, 2025.
10.1	Sponsor Agreement incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1/A (File No. 283391) filed by the Registrant on October 8, 2025.
10.2	Form of Authorized Participant Agreement incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.
10.3	Marketing Agreement incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.
10.4

Prime Execution Agreement (with Solana Custody Agreement and Trade Financing Agreement included as exhibits thereto) incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.

10.5	Amendment to the Prime Execution Agreement incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.
10.6	Solana Staking Custody Agreement incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.
10.7	Cash Custody Agreement incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.
10.8	Fund Administration and Accounting Agreement incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.
10.9	Transfer Agency and Service Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.
10.10

Form of Master Purchase and Sale Agreement for Digital Assets incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.

10.11	Staking Services Agreement with Attestant, Ltd. incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise Solana Staking ETF under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Quarterly Report, including the consolidated financial statements and related notes.

1933 Act: The Securities Act of 1933, as amended.

Administrator: BNY Mellon.

Advisers Act: The Investment Advisers Act of 1940.

Agent Execution Model: The model whereby the Prime Execution Agent, acting in an agency capacity, conducts solana purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement.

Authorized Participant: One that purchases or redeems Baskets from or to the Trust.

BAM: Bitwise Asset Management, Inc., the parent company of the Sponsor.

Basket: A block of 10,000 Shares used by the Trust to issue or redeem Shares.

Basket Amount: The quantity of solana attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000)

Benchmark Provider: CF Benchmarks Ltd.

BNY Mellon: The Bank of New York Mellon, a national association bank in New York.

Business Day: Any day other than a day when the Exchange or the New York Stock Exchange is closed for regular trading.

CME: The Chicago Mercantile Exchange.

Constituent Platform: The major Solana trading platforms that serve as the pricing sources for the calculation of the CME CF Solana Reference Rate – New York Variant and CME CF Solana Real Time Index.

Cryptocurrency: A token such as solana that is the native asset of a crypto asset network.

Crypto asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public and private key cryptography or similar cryptographic credentials.

ET: Eastern Time.

Exchange: Cboe BZX Exchange, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

FDIC: Federal Deposit Insurance Corporation.

FinCEN: The Financial Crimes Enforcement Network, a bureau of the U.S. Department of Treasury with the mandate to regulate financial institutions such as money services businesses in the U.S.

Forked Asset: The crypto asset resulting from a “hard fork” that is not Solana, as determined by the Sponsor in its discretion as set forth in the Trust Agreement. The holder of Solana at the time of a Network Fork may use its Solana network private key to access the Forked Asset on the new network, typically through the use of the modified version of the Solana network software that created the Network Fork (or the legacy version of the Solana network software if the new version is determined to be Solana).

GAAP: The generally accepted accounting principles of the United States.

Incidental Right: A right to receive a benefit of a fork or airdrop.

Investment Company Act: Investment Company Act of 1940.

IR Asset: Any crypto asset acquired through an Incidental Right.

IRS: U.S. Internal Revenue Service.

ITV: Indicative Trust Value.

JOBS Act: The Jumpstart Our Business Startups Act.

Marketing Agent: Foreside Fund Services, LLC.

NAV: Net asset value of the Trust, which is a Non-GAAP metric and is determined each business day by valuing the Trust’s solana using the Pricing Benchmark, less the Trust’s accrued but unpaid expenses.

Prime Execution Agent: Coinbase Inc., an affiliate of the Solana Custodian.

Pricing Benchmark: CME CF Solana Reference - Dollar Reference Rate - New York Variant, a standardized reference rate published by the CME Group that calculates the U.S. dollar price of Solana as of 4:00 p.m. New York time on each calendar day on constituent crypto asset trading platforms to reflect the performance of solana in U.S. dollars.

Redemption Order: An order to redeem one or more Baskets.

SEC: The U.S. Securities and Exchange Commission, an independent agency with the mandate to regulate securities offerings and markets in the U.S.

Seed Shares: The eight (8) Shares used to seed the Trust.

Seed Capital Investor: Bitwise Asset Management, Inc.

Shares: Common shares representing units of undivided beneficial ownership of the Trust.

Shareholders: Holders of Shares.

solana (lowercase): The native unit of account and medium of exchange on the Solana network.

Solana (uppercase): The software protocol and peer-to-peer network used for the creation, transfer and possession of ether, as recorded on the Solana blockchain.

Solana Custodian: Coinbase Custody Trust Company, LLC, a New York State limited liability trust company.

Solana Custody Agreement: The custody agreement between the Solana Custodian and the Trust pursuant to which the Trust Solana Agreement is established.

Solana Trading Counterparties: Falcon X (d/b/a Solios, Inc.), Nonco LLC, Virtu Financial Singapore Pte Ltd.

Sponsor: Bitwise Investment Advisers, LLC, a Delaware limited liability company, which controls the investments and other decisions of the Trust.

Sponsor Agreement: The agreement between the Sponsor and the Trust.

Sponsor Fee: The unitary management fee of 0.20% per annum of the Trust’s solana holdings the Trust agreed to pay to the Sponsor.

Trade Credit: The Trust may borrow solana or cash as a credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

Trade Credit Lender: Coinbase Credit, Inc.

Trade Financing Agreement: The Coinbase Credit Committed Trade Financing Agreement.

Transfer Agent: Bank of New York Mellon.

Trust: The Bitwise Solana Staking ETF.

Trust Agreement: The Amended and Restated Declaration of Trust and Trust Agreement of Bitwise Solana Staking ETF, entered into by the Sponsor and the Trustee.

Trust Solana Account: The custody account in the name of the Trust held with the Solana Custodian, in which Trust Solana Account the Trust’s Solana assets are held.

Trustee: Delaware Trust Company, a Delaware trust company.

U.S.: The United States of America.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitwise Investment Advisers, LLC as Sponsor of Bitwise Solana Staking ETF

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
	Name:	James Bebrin III
	Title:	Title: Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: November 10 , 2025

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.