Form 10-K
period 2025-12-31
Bitwise Solana Staking ETF
filed 2026-03-20
CIK 2045872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission file number:
001-42872

BITWISE SOLANA STAKING ETF

(Exact name of registrant as specified in its charter)

Delaware	39-6904527
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(Address of principal executive offices) (Zip Code)

(415) 707-3663

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Bitwise Solana Staking ETF	BSOL	NYSE Arca, Inc.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable

As of March 16, 2026, the registrant had 51,120,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Bitwise Solana Staking ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to:

•
the special considerations discussed in this Annual Report;
•
general economic, market and business conditions;
•
technology developments regarding the use of solana and other digital assets, including the systems used by the Sponsor and the Trust’s custodian in their provision of services to the Trust;
•
changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;
•
other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto; and
•
any additional risk factors discussed in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K, as well as those described from time to time in the Trust’s future reports filed with the SEC.

All the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

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

i

Bitwise Solana Staking ETF

ii

Part I.

Item 1. Business.

Summary

The Bitwise Solana Staking ETF (the “Trust”) is an exchange-traded product that issues common shares of beneficial interest (“Shares”) that are listed on NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BSOL.” The Trust’s primary investment objective is to seek to provide exposure to the value of solana held by the Trust, less the expenses of the Trust’s operations and other liabilities. The Trust’s secondary investment objective is to derive additional solana through staking. In seeking to achieve its primary investment objective, the Trust will hold solana and establish its net asset value (“NAV”) by reference to the CME CF Solana – Dollar Reference Rate – New York Variant (“SOLUSD_NY”). The Trust is sponsored and managed by Bitwise Investment Advisers, LLC (the “Sponsor”).

The net assets of the Trust and its Shares are valued on a daily basis with reference to the Pricing Benchmark, a standardized reference rate published by CF Benchmarks Ltd. (the “Benchmark Provider”) that is designed to reflect the performance of solana in U.S. dollars. The Pricing Benchmark is calculated by the Benchmark Provider based on an aggregation of executed trade flow of major solana trading platforms (“Constituent Platforms”). The Pricing Benchmark is calculated as of 4:00 p.m. Eastern Standard Time (“EST”).

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

Investment Objectives and Strategies

The Trust’s primary investment objective is to seek to provide exposure to the value of Solana held by the Trust, less the expenses of the Trust’s operations. The Trust’s secondary investment objective is to derive additional solana through staking. In seeking to achieve its primary investment objective, the Trust will hold solana and accrue the Sponsor’s management fee (the “Sponsor Fee”) in U.S. dollars. The Trust will stake a portion of its solana with the Solana Custodian. As consideration for participating in staking activities, the Trust will receive a portion of the reward generated from such participation in the form of additional solana, which may be treated as income to the Trust.

The Trust will value its solana holdings, net assets and the Shares daily based on the Pricing Benchmark. The Trust is passively managed and does not pursue active management investment strategies, and the Sponsor does not actively manage the solana held by the Trust. This means that the Sponsor does not sell solana at times when its price is high or acquire solana at low prices with the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional solana investors to attempt to reduce the risks of losses resulting from price decreases. The Trust will not utilize leverage or any similar arrangements in seeking to meet its investment objectives. Solana will be the only digital asset held by the Trust.

Although the Shares are not the exact equivalent of a direct investment in solana, they provide investors with an alternative that constitutes a relatively cost-effective way to obtain solana exposure through the securities market.

The Trust may either create and redeem Shares in-kind for solana (“In-Kind Creations” and “In-Kind Redemptions,” respectively) or for cash (“Cash Creations” and “Cash Redemptions,” respectively). When the Trust creates or redeems its Shares, it will do so in blocks of 10,000 Shares (each, a “Basket”) based on the quantity of solana attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares (10,000) comprising a Basket (the “Basket Amount”). For an order to purchase (create) a Basket, the purchase shall be in the amount of solana represented by the Basket Amount (in the case of an In-Kind Creation) or the amount of U.S. dollars needed to purchase the Basket Amount (plus a per-order transaction fee), as calculated by the Administrator (as defined below) (in the case of a Cash Creation). For an order to redeem a Basket, the Sponsor shall either arrange for the Basket Amount of solana to be distributed in-kind (in the case of an In-Kind Redemption) or sold and the cash proceeds (minus a per-order transaction fee) distributed (in the case of a Cash Redemption). The Trust only creates and redeems Baskets in transactions with financial firms that are authorized to create or redeem Shares with the Trust (each, an “Authorized Participant”). In the case of In-Kind Creations and In-Kind Redemptions, an Authorized Participant or an Authorized Participant’s designee (“Authorized Participant Designee”) deposits solana directly with the Trust or receives solana directly from the Trust. Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction.

The Basket Amount required to create each Basket changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of solana constituting the Basket Amount as appropriate to reflect accrued expenses and any loss of solana that may occur. The computation is made by the Administrator each business day prior to the commencement of trading on the Exchange. The Administrator determines the Basket Amount for a given day by dividing the number of solana held by the Trust as of the opening of business on that business day, adjusted for the amount of solana constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business divided by 10,000. Fractions of solana smaller than 0.00000001 are disregarded for purposes of the computation of the Basket Amount. The Basket Amount so determined is communicated via electronic mail message to all Authorized Participants and made available on the Sponsor’s website for the Shares.

Staking

Pursuant to its secondary investment objective, the Trust will seek to earn additional solana through staking. The Trust will stake the solana held in the Trust Staking Account(s) maintained at the Solana Custodian. Under normal circumstances, the Sponsor anticipates that it will engage in staking with respect to approximately 100% of the Trust’s solana, except for solana reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust fees and expenses or otherwise protect the Trust and its assets. The Trust will disclose on its website the percentage of the Trust’s solana that was staked as of the beginning of each trading day.

The Staking Agent(s) will operate the validators to which the Trust’s solana has been delegated for staking. The Trust will enter into an agreement with each Staking Agent (each, a “Staking Services Agreement”) setting forth the terms of the services provided by the Staking Agent to the Trust in connection with the Trust’s staking activities. The Sponsor will allocate the amount and percentage of solana to each Staking Agent in its sole discretion. When making this determination, in order to preserve and protect the Trust assets and ensure that the validators will properly perform validations the Sponsor will exercise diligence to (i) ensure the performance and reliability of each Staking Agent; (ii) ensure the adequacy of the safety and security policies and procedures of each Staking Agent, and (iii) consider any other factor(s) the Sponsor deems appropriate in making the allocation determination as necessary to achieve its investment objective and preserve and protect the Trust’s assets. The Sponsor may preference the use of Attestant, Ltd., an affiliate of the Sponsor, as Staking Agent. The Trust intends to arrange its affairs to limit staking so that any staking that occurs is non-discretionary, will not vary based on market conditions, and does not contain the indicia of a trade or business as provided in extant authority.

Staking provides the Trust with the opportunity to create and earn additional solana. The Trust will be entitled to all solana generated by the Trust’s staking, after deduction of certain staking-related expenses. These additional solana will increase the net assets of the Trust, benefiting Shareholders. Certain of such solana may be treated as income to the Trust.

Purchases and Sales of Solana

When the Trust conducts Cash Creations or Cash Redemptions, it is responsible for purchasing and selling solana. The Trust may also be required to sell solana to pay certain extraordinary, non-recurring expenses that are not assumed by the Sponsor. Under such circumstances, the Sponsor, on behalf of the Trust, will typically seek to buy and sell solana at a price as close to the Pricing Benchmark as practical. Such purchase and sale transactions may be conducted pursuant to two models: (i) the “Trust-Directed Trade Model”; and (ii) the “Agent Execution Model.” The Trust intends to utilize the Trust-Directed Trade Model for all purchases and sales of solana and will only utilize the Agent Execution Model in the event that no Solana Trading Counterparty (as defined below) is willing or able to effectuate the Trust’s purchase or sale of solana.

Under the Trust-Directed Trade Model, the Sponsor, on behalf of the Trust, is responsible for acquiring solana from a Solana trading counterparty that has been approved by the Sponsor (each, a “Solana Trading Counterparty”). As of October 8, 2025, FalconX (d/b/a Solios, Inc.), Nonco LLC and Virtu Financial Singapore Pte Ltd. have been approved as Solana Trading Counterparties. Virtu Financial Singapore Pte Ltd. is an affiliate of Virtu Americas LLC, which is an Authorized Participant to the Trust. The Sponsor has entered into contractual agreements with the Solana Trading Counterparties, and these agreements set forth the general parameters under which a transaction in solana will be effectuated, should any transaction with a Solana Trading Counterparty occur. These agreements do not require the Sponsor to utilize any particular Solana Trading Counterparty, and do not create any contractual obligations on the part of any Solana Trading Counterparty to participate in cash orders for creations or redemptions. All transactions between the Sponsor, on behalf of the Trust, and a Solana Trading Counterparty will be done on an arm’s-length basis.

Under the Agent Execution Model, Coinbase, Inc. (“Coinbase Inc.” or the “Prime Execution Agent,” which is an affiliate of the Solana Custodian), acting in an agency capacity, conducts solana purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to an agreement (the “Prime Execution Agreement”). To utilize the Agent Execution Model, the Trust may maintain some solana or cash in a trading account (the “Trading Balance”) with the Prime Execution Agent. To avoid having to pre-fund purchases or sales of solana in connection with cash creations and redemptions and sales of solana to pay Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow solana or cash as trade credit (“Trade Credit”) from Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the “Trade Financing Agreement”).

The Trust’s Legal Structure

The Trust is a Delaware statutory trust, formed pursuant to the Delaware Statutory Trust Act (the “DSTA”). The Trust continuously issues Shares that may be purchased and sold on the Exchange. The Trust operates pursuant to the First Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), dated as of September 25, 2025. CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by the Sponsor pursuant to the terms of the Trust Agreement and the Sponsor Agreement, dated as of September 25, 2025, between the Trust and the Sponsor. The Sponsor is a limited liability company formed in the State of Delaware on June 4, 2018. Except as required under applicable federal law or under the rules or regulations of the Exchange, shareholders of the Trust (“Shareholders”) do not have any voting rights and take no part in the management or control of, and have no voice in, the Trust’s operations or business. The Trust Agreement and the Sponsor Agreement set forth the terms pursuant to which the Trust is operated, including the amount of the Sponsor Fee and any other fees and expenses charged to the Trust. These agreements may be amended without Shareholder approval. Although not currently intended, such amendments could potentially increase the amount of fees and expenses paid by the Trust. In the event of a material amendment to the Trust Agreement or Sponsor Agreement, including an increase in the Sponsor Fee, Shareholders will be provided notice of such amendment on the Trust’s website, through a current report on Form 8-K and/or in the Trust’s annual or quarterly reports.

The Trust’s Service Providers

The Sponsor

Bitwise Investment Advisers, LLC serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the

Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement.

The Trustee

CSC Delaware Trust Company serves as the Trustee, as required to create a Delaware statutory trust in accordance with the Trust Agreement and the DSTA.

The Administrator

The Bank of New York Mellon (“BNY Mellon”) serves as the Trust’s administrator (in such capacity, the “Administrator”). Under the Trust Administration and Accounting Agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust. In addition, the Administrator makes available the office space, equipment, personnel and facilities required to provide such services. The Administrator’s principal address is 240 Greenwich Street, New York, New York 10286.

The Transfer Agent

BNY Mellon serves as the transfer agent for the Trust (in such capacity, the “Transfer Agent”). The Transfer Agent: (1) issues and redeems Shares of the Trust; (2) responds to correspondence by Shareholders and others relating to its duties; (3) maintains Shareholder accounts; and (4) makes periodic reports to the Trust.

The Solana Custodian

Coinbase Custody Trust Company, LLC serves as the Trust’s solana Custodian pursuant to the Solana Custody Agreement. The Solana Custodian is a fiduciary under §100 of the New York Banking Law. Under the Solana Custody Agreement, the Solana Custodian is responsible for safekeeping the Solana owned by the Trust. The Solana Custodian was selected by the Sponsor. The Solana Custodian has responsibility for opening the Trust Solana Accounts and implementing the controls designed by the Sponsor for the account, as well as facilitating the transfer of Solana required for the operation of the Trust. The Solana Custodian will also enter into an agreement with the Sponsor to open a custody account to receive payment of the Sponsor Fee (the “Sponsor Solana Account”).

Pursuant to the terms set forth in the Exchange-Traded Product Staking Addendum to the Solana Custody Agreement (the “Solana Staking Custody Agreement”), the Trust will maintain Trust Staking Accounts with the Solana Custodian which will allow the Trust’s solana to be staked.

The Solana Custodian is a third-party limited-purpose trust company that was chartered in 2018 upon receiving a trust charter from the New York Department of Financial Services. The Solana Custodian has one of the longest track records in the industry of providing custodial services for digital asset private keys. The Sponsor believes that the Solana Custodian’s policies, procedures, and controls for safekeeping, exclusively possessing, and controlling the Trust’s solana holdings are consistent with industry best practices to protect against theft, loss, and unauthorized and accidental use of the private keys. The Trust Solana Accounts and the Sponsor Solana Account are segregated accounts and are therefore not commingled with corporate or other customer assets.

The Trust may retain additional solana custodians from time to time pursuant to a solana custodian agreement to perform certain services that are typical of a solana custodian. The Sponsor may, in its sole discretion, add or terminate solana custodians at any time.

The Cash Custodian

The Bank of New York Mellon also serves as the Cash Custodian pursuant to an agreement between it and the Trust (the “Cash Custody Agreement”). The Cash Custodian is the custodian of the Trust’s cash holdings. The Trust may retain additional cash custodians from time to time pursuant to a cash custodian agreement to perform certain services that are typical of a cash custodian. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

The Marketing Agent

Foreside Fund Services, LLC (the “Marketing Agent”) is responsible for: (1) working with the Transfer Agent to review and approve, or reject, purchase and redemption orders of Shares placed by Authorized Participants with the Transfer Agent; and (2) reviewing and approving the marketing materials prepared by the Trust for compliance with applicable U.S. Securities and Exchange Commission (“SEC”) and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations.

Except for the specific, limited circumstance and time in which the Trust is using the Agent Execution Model, the Trust, the Sponsor and the service providers will not loan or pledge the Trust’s assets, nor will the Trust’s assets serve as collateral for any loan or similar arrangement. During the specific, limited circumstance and time when the Trust is using the Agent Execution Model, the Trust’s solana may be subject to a lien to secure outstanding Trade Credits in favor of the Trade Credit Lender, as is discussed in further detail below.

The Trust’s Fees and Expenses

The Trust will pay the unitary Sponsor Fee of 0.20% per annum of the Trust’s solana holdings. For a 3-month period commencing on October 28, 2025, the day the Shares were initially listed on the Exchange, the Sponsor has agreed to waive the entire Sponsor Fee on the first $1 billion of Trust assets.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. Except during periods in which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will accrue daily and will be payable in solana monthly in arrears. The Administrator will calculate the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total solana holdings, and the amount of Solana payable in respect of each daily accrual shall be determined by reference to the Pricing Benchmark.

The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of solana will be transferred from a Trust Solana Account to the Sponsor Solana Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the Pricing Benchmark on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transfer of solana to the Sponsor. The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor Fee in its sole discretion. The Sponsor may notify Shareholders of its intent to commence, or cease, waiving the Sponsor Fee on the Trust’s website, through a current report on Form 8-K and/or in the Trust’s annual or quarterly reports.

In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Solana Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion based upon prevailing circumstances to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor will also pay the costs of the Trust’s organization.

The additional solana generated by the Trust’s staking program will be subject to fees shared among the Staking Agent(s) and the Sponsor. The amounts owed or paid to the Staking Agent(s) and the Sponsor are collectively referred to as the “Staking Expenses”. The Staking Expenses will equal 6% of the amount of the additional solana generated by the staking of the Trust’s solana. For a 3-month period commencing on the day the Shares are initially listed on the Exchange, the Sponsor has agreed to reimburse the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets. The Staking Expenses will reduce the amount of solana generated from the staking of the Trust’s solana that is ultimately retained by the Trust. The Trust’s NAV will reflect the amount of solana the Trust is entitled to under its staking program after deduction of all Staking Expenses.

Transfers of solana to and from a Trust Solana Account to a Solana Trading Counterparty, an Authorized Participant or an Authorized Participant Designee are “on-chain” transactions represented on the blockchain. Transfer fees with respect to this on-chain transfer of solana will be paid by the Solana Custodian. The Solana Custodian will not pay such transfer fees using Trust assets.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the solana Network, any Incidental Rights (as defined below) and any IR Asset (as defined below)), any indemnification of the Cash Custodian, Solana Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters. The Administrator and/or the Sponsor will direct the Solana Custodian to transfer Solana from a Trust Solana Account to the Sponsor Solana Account to pay the Sponsor Fee and any other Trust expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s solana as necessary to pay such expenses.

Custody of the Trust’s Assets

The Trust’s Solana Custodian will maintain custody of all of the Trust’s solana, other than that which is maintained in a trading account (the “Trading Balance”) with Coinbase, Inc. (“Coinbase Inc.” or the “Prime Execution Agent,” which is an affiliate of the Solana Custodian), in the Trust Solana Accounts. The Trading Balance will only be used in the limited circumstances in which the Trust is using the Agent Execution Model to effectuate the purchases and sales of solana. The Solana Custodian provides safekeeping of digital assets using a multi-layer cold storage security platform designed to provide offline security of the digital assets held by the Solana Custodian. However, the Solana Custodian is not a banking institution or otherwise a member of the FDIC and, therefore, deposits held with or assets held by the Solana Custodian are not insured by the FDIC. In addition, neither the Trust nor the Sponsor insures the Trust’s solana. The Solana Custodian has insurance coverage as a subsidiary under its parent company, Coinbase Global, Inc., which procures fidelity (e.g., crime) insurance to protect the organization from risks such as theft of funds. Specifically, the fidelity program provides coverage for the theft of funds held in hot or cold storage. The insurance program is provided by a syndicate of industry-leading insurers. The insurance program does not cover, insure or guarantee the performance of the Trust.

The solana in the Trust Solana Accounts may be held across multiple wallets, any of which will feature the following safety and security measures to be implemented by the Solana Custodian:

•
Cold Storage: Cold storage in the context of solana means keeping the reserve of solana offline, which is a widely used security precaution, especially when dealing with a large amount of solana. Solana held under custodianship with the Solana Custodian will be kept in high-security, offline, multi-layer cold storage vaults. This means that the private keys, the cryptographic component that allows a user to access solana, are stored offline on hardware that has never been connected to the internet. Storing the private key offline minimizes the risk of the solana being stolen. The Sponsor expects that all of the Trust’s solana will be held in cold storage of the Solana Custodian on an ongoing basis. In connection with creations or redemptions, the Trust will, under most circumstances, process redemptions by selling solana from the portion of its solana held in cold storage.
•
Private Keys: All private keys are securely stored using multiple layers of high-quality encryption and in Solana Custodian-owned offline hardware vaults in secure environments. No customers or third parties are given access to the Solana Custodian’s private keys.
•
Whitelisting: Transactions are only sent to vetted, known addresses. The Solana Custodian’s platform supports pre-approval and test transactions. The Solana Custodian requires authentication when adding or removing addresses for whitelisting. All instructions to initiate a whitelist addition or removal must be submitted via the Coinbase Custody platform. When a whitelist addition or removal request is initiated, the initiating user will be prompted to authenticate its request using a two-factor authentication key. A consensus mechanism on the Coinbase Custody platform dictates how many approvals are required in order for the consensus to be achieved to add or remove a whitelisted address. Only when the consensus is met is the underlying transaction considered officially approved. An account’s roster and user roles are maintained by the Solana Custodian in a separate log, an Authorized User List (“AUL”). Any changes to the account’s roster must be reflected on an updated AUL first and executed by an authorized signatory.
•
Audit Trails: Audit trails exist for all movement of solana within Solana Custodian-controlled solana wallets and are audited annually for accuracy and completeness by an independent external audit firm.

In addition to the above measures, in accordance with the Solana Custody Agreement, solana held in custody with the Solana Custodian will be segregated from both the proprietary property of the Solana Custodian and the assets of any other customer in accounts that clearly identify the Trust as the owner of the accounts.

Under the rare and limited circumstances when the Trust is utilizing the Agent Execution Model to acquire solana pursuant to a Cash Creation, a portion of the Trust’s solana holdings and cash holdings may be held with the Prime Execution Agent in the Trading Balance. The Trust will only utilize the Agent Execution Model when the Trust-Directed Trading Model is unavailable. Within the Trust’s Trading Balance, the Prime Execution Agreement provides that the Trust does not have an identifiable claim to any particular solana (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the solana (and cash) the Prime Execution Agent holds on behalf of customers who hold similar entitlements against the Prime Execution Agent. In this way, the Trust’s Trading Balance represents an omnibus claim on the Prime Execution Agent’s Solana (and cash) held on behalf of the Prime Execution Agent’s customers. The Prime Execution Agent holds the solana associated with customer entitlements across a combination of omnibus cold wallets, omnibus “hot” wallets (meaning wallets whose private keys are generated and stored online, in internet-connected computers or devices) or in omnibus accounts in the Prime Execution Agent’s name on a trading venue (including third-party venues and the Prime Execution Agent’s own execution venue) where the Prime Execution Agent executes orders to buy and sell solana on behalf of its clients. Within such omnibus hot and cold wallets and accounts, the Prime Execution Agent has represented to the Sponsor that it keeps the majority of assets in cold wallets, to promote security, while the balance of assets is kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Prime Execution Agent does not disclose to the Sponsor, the percentage of solana that the Prime Execution Agent holds for customers holding similar entitlements as the Trust, which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Execution Agent’s name on a trading venue. The Prime Execution Agent has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Execution Agent attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

To the extent that the Trust engages an additional Solana Custodian in the future (a “Future Solana Custodian,” and with Coinbase Custody, the “Solana Custodians”), other than the solana held with the Prime Execution Agent in the Trust’s Trading Balance, the Sponsor will allocate the Trust’s solana between the Trust Solana Accounts at Coinbase Custody and the special account that holds the Trust’s solana at the Future Solana Custodian (the “Future Trust Solana Account”). In determining the amount and percentage of the Trust’s solana to allocate to each Trust Solana Account, the Sponsor will consider (i) the concentration of the Trust’s solana at each Solana Custodian, (ii) the Sponsor’s assessment of the safety and security policies and procedures of each Solana Custodian, (iii) the insurance policies of each Solana Custodian, (iv) the fees and expenses associated with the storage of the Trust’s solana at each Solana Custodian, (v) the fees and expenses associated with the transfer to or from the Trust Solana Account at each Solana Custodian, and (vi) any other factor the Sponsor deems relevant in making the allocation determination. The Sponsor does not intend to disclose the amount or percentage of the Trust’s solana held at either Coinbase Custody or the Future Solana Custodian, and the Sponsor may change the allocation between the Solana Custodians at any time and without notice to Shareholders. The fees and expenses associated with the transfer of solana between the Trust Solana Account at each Solana Custodian will be borne by the Sponsor, not the Trust or the Shareholders. Any transfer of solana between the Trust Solana Account at each Solana Custodian will occur “on-chain” over the Solana network. On-chain transactions are subject to all of the risks of the Solana network, including the risk that transactions will be made erroneously and are generally irreversible.

The Trust relies on the Cash Custodian to hold any cash related to the Cash Creation and Cash Redemption of Shares, purchase or sale of solana or held for payment of expenses not assumed by the Sponsor.

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation and redemption orders from Authorized Participants.

Solana and the Solana Network

Solana is a digital asset that is created and transmitted through the operations of a peer-to-peer, decentralized network of computers that operates on cryptographic protocols (the Solana network). No single entity is known to own or operate the Solana network, the infrastructure of which is collectively maintained by what is understood to be a decentralized user base. The Solana network allows people to exchange tokens of value, called solana, which are recorded on a public transaction ledger known as a blockchain. Solana can be used to pay for goods and services, including computational power on the Solana network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions under a barter system. Furthermore, the Solana network was designed to allow users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than solana on the Solana network. Smart contract operations are executed on the solana blockchain in exchange for payment of solana. Like the Ethereum Network, the Solana network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system.

The Solana protocol introduced the Proof-of-History (PoH) timestamping mechanism. PoH automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time. PoH is intended to provide a transaction processing speed and capacity advantage over other blockchain networks like Bitcoin Network and Ethereum Network, which rely on sequential production of blocks and can lead to delays caused by validator confirmations. PoH is a new blockchain technology that is not widely used. PoH may not function as intended. For example, it may require more specialized equipment to participate in the network and fail to attract a significant number of users, or may be subject to outages or fail to function as intended. In addition, there may be flaws in the cryptography underlying PoH, including flaws that affect functionality of the Solana network or make the network vulnerable to attack.

In addition to the PoH mechanism described above, the Solana network uses a proof-of-stake consensus mechanism to incentivize solana holders to validate transactions. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work and is sometimes referred to as “virtual mining.”

The Solana protocol was first conceived by Anatoly Yakovenko in a 2017 whitepaper. Development of the Solana network is overseen by the Solana Foundation, a Swiss non-profit organization, and Solana Labs, Inc. (Solana Labs), a Delaware corporation, which administered the original network launch and token distribution. Although Solana Labs and the Solana Foundation continue to exert significant influence over the direction of the development of solana, the Solana network, like the Ethereum Network, is understood to be decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of solana.

In order to own, transfer or use solana directly on the Solana network (as opposed to through an intermediary, such as a custodian), a person generally must have internet access to connect to the Solana network. Solana transactions may be made directly between end-users without the need for a third-party intermediary. To prevent the possibility of double-spending solana, a user must notify the Solana network of the transaction by broadcasting the transaction data to its network peers. The Solana network provides confirmation against double-spending by memorializing every transaction in the solana blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the Solana network validation process, which adds “blocks” of data, including recent transaction information, to the solana blockchain. Unlike other blockchains that rely solely on sequential production of blocks through proof-of-work or proof-of-stake mechanisms, however, the Solana network introduces PoH, which creates a historical record that proves an event has occurred at a specific moment in time.

Smart Contracts and Development on the Solana Network

Smart contracts are programs that run on a blockchain that can execute automatically when certain conditions are met. Smart contracts facilitate the exchange of anything representative of value, such as money, information, property, or voting rights.

Using smart contracts, users can send or receive digital assets, create markets, store registries of debts or promises, represent ownership of property or a company, move funds in accordance with conditional instructions and create new digital assets.

Development on the Solana network involves building more complex tools on top of smart contracts, such as decentralized apps (“DApps”) and organizations that are autonomous, known as decentralized autonomous organizations (“DAOs”). For example, a company that distributes charitable donations on behalf of users could hold donated funds in smart contracts that are paid to charities only if the charity satisfies certain pre-defined conditions.

In total, as of December 31, 2025, nearly 400 DApps are currently built on the Solana network, including DApps in the collectible non-fungible token, gaming, music streaming, and decentralized finance categories

Additionally, the Solana network has been used for decentralized finance (“DeFi”), or open finance platforms, which seek to democratize access to financial services, such as borrowing, lending, custody, trading, derivatives and insurance, by removing third-party intermediaries. DeFi can allow users to lend and earn interest on their digital assets, exchange one digital asset for another and create derivative digital assets such as stablecoins, which are digital assets pegged to a reserve asset such as fiat currency.

In addition, the Solana network and other smart contract platforms have been used for creating non-fungible tokens (“NFTs”).

Unlike digital assets native to smart contract platforms which are fungible and enable the payment of fees for smart contract execution. Instead, NFTs allow for digital ownership of assets that convey certain rights to other digital or real world assets. This new paradigm allows users to own rights to other assets through NFTs, which enable users to trade them with others on the Solana network. For example, an NFT may convey rights to a digital asset that exists in an online game or a DApp, and users can trade their NFT in the DApp or game, and carry them to other digital experiences, creating an entirely new free-market internet-native economy that can be monetized in the physical world.

Summary of a Solana Transaction

Prior to engaging in solana transactions directly on the Solana network, a user generally must first install on its computer or mobile device a Solana network software program that will allow the user to generate a private and public key pair associated with a solana address. The Solana network software program and the solana address also enable the user to connect to the Solana network and transfer solana to, and receive solana from, other users.

Each Solana network address, or wallet, is associated with a unique “public key” and “private key” pair. To receive solana, the solana recipient must provide its public key to the party initiating the transfer. This activity is analogous to a recipient for a transaction in U.S. dollars providing a routing address in wire instructions to the payor so that cash may be wired to the recipient’s account. The payor approves the transfer to the address provided by the recipient by “signing” a transaction that consists of the recipient’s public key with the private key of the address from where the payor is transferring the solana. The recipient, however, does not make public or provide to the sender its related private key.

Neither the recipient nor the sender reveal their private keys in a transaction, because the private key authorizes transfer of the funds in that address to other users. Therefore, if a user loses his or her private key, the user may permanently lose access to the solana contained in the associated address. Likewise, solana is irretrievably lost if the private key associated with them is deleted and no backup has been made. When sending solana, a user’s Solana network software program must validate the transaction with the associated private key. In addition, since every computation on the Solana network requires processing power, there is a transaction fee involved with the transfer that is paid by the payor the resulting digitally validated transaction is sent by the user’s Solana network software program to the Solana network validators to allow transaction confirmation.

Solana network validators record and confirm transactions when they validate and add blocks of information to the solana blockchain. When a validator is selected to validate a block, it creates that block, which includes data relating to (i) the verification of newly submitted and accepted transactions and (ii) a reference to the prior block in the Solana blockchain to which the new block is being added. The validator becomes aware of outstanding, unrecorded transactions through the data packet transmission and distribution discussed above.

Upon the addition of a block of solana transactions, the Solana network software program of both the spending party and the receiving party will show confirmation of the transaction on the solana blockchain and reflect an adjustment to the solana balance in each party’s Solana network public key, completing the solana transaction. Once a transaction is confirmed on the solana blockchain, it is irreversible.

Some solana transactions are conducted “off-blockchain” and are therefore not recorded in the solana blockchain. These “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding solana or the reallocation of ownership of certain solana in a pooled-ownership digital wallet, such as a digital wallet owned by a digital asset trading platform. In contrast to on-blockchain transactions, which are publicly recorded on the solana blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not truly solana transactions in that they do not involve the transfer of transaction data on the Solana network and do not reflect a movement of solana between addresses recorded in the solana blockchain. For these reasons, off-blockchain transactions are subject to risks as any such transfer of solana ownership is not protected by the protocol behind the Solana network or recorded in, and validated through, the blockchain mechanism.

Solana Market and Solana Digital Asset Trading Platforms

Solana can be transferred in direct peer-to-peer transactions through the direct sending of solana over the solana blockchain from one solana address to another. Among end-users, solana can be used to pay other members of the Solana network for goods and services under what resembles a barter system. Consumers can also pay merchants and other commercial businesses for goods or services through direct peer-to-peer transactions on the solana blockchain or through third-party service providers.

In addition to using solana to engage in transactions, investors may purchase and sell solana to speculate as to the value of solana in the solana market, or as a long-term investment to diversify their portfolio. The value of solana within the market is determined, in part, by the supply of and demand for solana in the global solana market, market expectations for the adoption of solana as a store of value, the number of merchants that accept solana as a form of payment, and the volume of peer-to-peer transactions, among other factors.

Solana spot markets provide investors with a website that permits investors to open accounts with the spot market and then purchase and sell solana. Prices for trades on solana spot markets are typically reported publicly. An investor opening a trading account must deposit an accepted government-issued currency into their account with the spot market, or a previously acquired digital asset, before they can purchase or sell assets on the spot market. The process of establishing an account with a solana spot market and trading solana is different from, and should not be confused with, the process of users sending solana from one solana address to another solana address on the solana blockchain. This latter process is an activity that occurs on the Solana network, while the former is an activity that occurs entirely on the private website operated by the spot market. The spot market typically records the investor’s ownership of solana in its internal books and records, rather than on the solana blockchain. The spot market ordinarily does not transfer solana to the investor on the solana blockchain unless the investor makes a request to the spot market to withdraw the solana in their exchange account to an off-exchange solana wallet.

Outside of spot markets, solana can be traded OTC in transactions that are not publicly reported. The OTC market is largely institutional in nature, and OTC market participants generally consist of institutional entities, such as firms that offer two-sided liquidity for solana, investment managers, proprietary trading firms, high-net-worth individuals that trade solana on a proprietary basis, entities with sizeable solana holdings, and family offices. The OTC market provides a relatively flexible market in terms of quotes, price, quantity, and other factors, although it tends to involve large blocks of solana. The OTC market has no formal structure and no open-outcry meeting place. Parties engaging in OTC transactions will agree upon a price—often via phone or email—and then one of the two parties will then initiate the transaction. For example, a seller of solana could initiate the transaction by sending the solana to the buyer’s solana address. The buyer would then wire U.S. dollars to the seller’s bank account. OTC trades are sometimes hedged and eventually settled with concomitant trades on solana spot markets.

Authorized Participants will deliver, or facilitate the delivery of, solana or cash to the Trust’s account with the Solana Custodian in exchange for Shares of the Trust, and the Trust, through the Solana Custodian, will deliver solana or cash when such Authorized Participants redeem Shares of the Trust.

Creation of New Solana

Initial Creation of Solana

Unlike other digital assets such as bitcoin, which are solely created through a progressive mining process, 500 million solana were created in connection with the launch of the Solana network. The initial 500 million solana were distributed as follows:

Investors: 189 million solana, or 37.8% of the supply, was sold in private sales to venture capital and other investors conducted between 2018 to 2021.

Solana Foundation: 52 million solana, or 10.4% of the supply, was distributed to the Solana Foundation for operational costs incurred in the development of the Solana network.

Solana Labs, Inc.: 64 million solana, or 12.8% of the supply, was retained by Solana Labs to be used, at least in part, to compensate the employees of Solana Labs.

Community: 195 million solana, or 39.0% of the supply, was distributed to the Solana Foundation to be deployed as bounties, incentive programs, marketing and grants.

Following the launch of the Solana network, solana supply increases through a progressive minting process.

Proof-of-Stake Process

Unlike proof-of-work, in which validators expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins using the Solana network protocol to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as validating multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, could result in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is believed by some to be more energy efficient and scalable than proof-of-work. Every 12 seconds, approximately, a new block is added to the solana blockchain with the latest transactions processed by the network, and results in the creation of an amount of new Solana and earns a portion of the transaction fees paid by users.

Limits on Solana Supply

The rate at which new solana supply has been minted and put into circulation has varied since network launch. Additionally, the solana protocol reduces the solana supply by eliminating 50% of transaction fees paid to the network. As a result, net changes in solana supply are expected to vary in the future.

At network launch, the solana circulating supply was 8 million solana. Between network launch and December 31, 2025, the circulating supply of solana increased by roughly 6,938% to approximately 563 million solana.

In February 2021, the solana supply inflation rate was changed from 0.1% to a new initial inflation rate of 8%. The 8% initial inflation rate is scheduled to decline in 15% increments until a long-term inflation rate of 1.5% is reached. As of June 1, 2025, the solana supply issuance rate was approximately 4.6% on an annual basis before any offsets for eliminated transaction fees.

Solana Protocol Development and Modifications

Historically the Solana network’s development has been overseen by Solana Labs, the Solana Foundation and other core developers. The Solana Foundation and core developers are able to access and alter the Solana network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Solana network’s source code.

For example, in March 2020, the Solana network launched the Mainnet Beta version of the Solana network, one month after launching the testnet, Tour de SOL. Solana Labs led the development of these reference implementations.

The release of updates to the Solana network’s source code does not guarantee that the updates will be automatically adopted. Users and nodes must accept any changes made to the solana source code by downloading the proposed modification of the Solana network’s source code. A modification of the Solana network’s source code is only effective with respect to the solana users that download it. If a modification is accepted only by a percentage of users and validators, a division in the Solana network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” See “RISK FACTORS—Risks Associated with Solana and the Solana network — A temporary or permanent “fork” or a “clone” of the Solana network could adversely affect the value of the Shares.” Consequently, as a practical matter, a modification to the source code become part of the Solana network only if accepted by participants collectively having a majority of the processing power on the Solana network.

Core development of the solana source code has increasingly focused on modifications of the solana protocol to increase speed and scalability and also allow for financial and non-financial next generation uses. The Trust’s activities will not directly relate to such projects, though such projects may utilize Solana as tokens for the facilitation of their non-financial uses, thereby potentially increasing demand for solana and the utility of the Solana network as a whole. Conversely, projects that operate and are built within the solana blockchain may increase the data flow on the Solana network and could either “bloat” the size of the solana blockchain or slow confirmation times.

Forms of Attack Against the Solana Network

All networked systems are vulnerable to various kinds of attacks. As with any computer network, the Solana network contains certain flaws. For example, the Solana network is currently vulnerable to a “51% attack” (though the numerical thresholds vary in proof-of-stake) where, if a party or group were to gain control of more than the relevant threshold of the staked solana, a malicious actor would be able to gain full control of the network and the ability to manipulate the solana blockchain. As of December 31, 2025, the top three largest staking pools controlled approximately 12% of the solana staked on the Solana network.

In addition, many digital asset networks have been subjected to a number of denial of service attacks, which has led to temporary delays in block creation and in the transfer of solana.

For example, on September 14, 2021, the Solana network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as solana validators coordinated to upgrade and restart the network. Any similar attacks on the Solana network that impact the ability to transfer solana could have a material adverse effect on the price of solana and the value of the Shares.

Market Participants

Validators

Validators range from solana enthusiasts to professional operations that design and build dedicated machines and data centers, including “clusters,” which are groups of validators that act cohesively and combine their processing to confirm transactions. When a validator confirms a transaction, the validator and any associated stakers earn transaction fees and generate new tokens. During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum Network, users may attempt to gain an advantage over other users by offering greater transaction fees. Validators less commonly capture MEV in the Solana network because, unlike the Ethereum Network, it does not publicly expose transactions before they are accepted by a validator. However, some efforts are underway to help Solana Validators consistently capture MEV.

Investment and Speculative Sector

This sector includes the investment and trading activities of both private and professional investors and speculators. Historically, larger financial services institutions are publicly reported to have limited involvement in investment and trading in digital assets, although the participation landscape is beginning to change. Currently, there is relatively limited use of digital assets in the retail and commercial marketplace in comparison to relatively extensive use by speculators, and a significant portion of demand for digital assets is generated by speculators and investors seeking to profit from the short- or long-term holding of digital assets.

Retail Sector

The retail sector includes users transacting in direct peer-to-peer solana transactions through the direct sending of solana over the Solana network. The retail sector also includes transactions in which consumers purchase goods and services from commercial or service businesses through direct transactions or third-party service providers, although the use of solana as a means of payment is still developing and has not yet been accepted in the same manner as bitcoin or ether due to its infancy and because solana has a different purpose than bitcoin and ether.

Service Sector

This sector includes companies that provide a variety of services including the buying, selling, payment processing and storing of solana. As solana continues to grow in acceptance, it is anticipated that service providers will expand the currently available range of services and that additional parties will enter the service sector for solana.

Competition

As of February 11, 2026, more than 17,000 other digital assets, as tracked by CoinGecko.com, have been developed since the inception of bitcoin, which is currently the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using bitcoin in transactions. While solana has enjoyed some success in its limited history, the aggregate value of outstanding solana is smaller than that of bitcoin and may be eclipsed by the more rapid development of other digital assets.

The Trust and Solana Prices

Overview of the Trust

The Trust’s primary investment objective is to seek to provide exposure to the value of solana held by the Trust, less the expenses of the Trust’s operations. The Trust’s secondary investment objective is to derive additional solana through staking.

In seeking to achieve its primary investment objective, the Trust will hold solana and will value its net assets and the Shares daily based on the Pricing Benchmark. Solana will be the only digital asset held by the Trust.

The Sponsor believes that the Trust will provide a cost-efficient way for investors to implement strategic and tactical asset allocation strategies that use solana by investing in the Shares rather than purchasing, holding and trading solana directly. The latter alternative would require an investor to acquire solana by selecting a digital asset trading platform and opening an account or arranging a private transaction, and initiating a fiat transaction to initiate or settle such acquisition. An investor would then also be required to custody such solana by selecting a retail or institutional custodial platform or establishing a personal computer or hardware security module-based system capable of transacting directly on the blockchain, and incurring the risk associated with cybersecurity and maintaining a private key that is irrecoverable if lost, among other difficulties.

Purchase and Sale of Solana

When the Trust conducts Cash Creations or Cash Redemptions, it is responsible for purchasing and selling solana. The Trust may also be required to sell solana to pay certain extraordinary, non-recurring expenses that are not assumed by the Sponsor. Under such circumstances, the Sponsor, on behalf of the Trust, will typically seek to buy and sell solana at a price as close to the Pricing Benchmark as practical. When choosing between potential counterparties, the Sponsor may consider factors other than simply the most favorable price. However, the most favorable price will be the predominant factor in determining the counterparty with which the Sponsor effectuates the contemplated transaction. Other factors that the Sponsor may consider include the size of the proposed order, as well as a counterparty’s execution capabilities, reliability and responsiveness.

The Trust’s purchase and sale of solana may be conducted pursuant to either of two models: (i) the “Trust-Directed Trade Model”; or the (ii) the “Agent Execution Model.” The Trust intends to utilize the Trust-Directed Trade Model for all purchases and sales of solana and will only utilize the Agent Execution Model in the event that no Solana Trading Counterparty is able or willing to effectuate the Trust’s purchase or sale of solana.

Trust-Directed Trade Model

Under the Trust-Directed Trade Model, the Sponsor, on behalf of the Trust, is responsible for acquiring solana from a solana trading counterparty that has been approved by the Sponsor (each, a Solana Trading Counterparty). The Sponsor has entered into contractual agreements with the Solana Trading Counterparties, and these agreements set forth the general parameters under which a transaction in solana will be effectuated, should any transaction with a Solana Trading Counterparty occur. These agreements do not require the Sponsor to utilize any particular Solana Trading Counterparty, and do not create any contractual obligations on the part of any Solana Trading Counterparty to participate in cash orders for creations or redemptions. All transactions between the Sponsor, on behalf of the Trust, and a Solana Trading Counterparty will be done on an arm’s-length basis.

While it is expected and intended that the Solana Trading Counterparties are unaffiliated third-parties it is possible that a Solana Trading Counterparty may on any given day be or become considered an affiliate of the Trust if it acquires Shares in an amount that would cause it to become considered an affiliate of the Trust, as the Shares are publicly traded. Solana Trading Counterparties are not required to have a custody account with the Solana Custodian. When seeking to purchase or sell solana on behalf of the Trust, the Sponsor will typically seek to buy and sell solana at a price as close to the Pricing Benchmark as practical from any of the approved Solana Trading Counterparties. Upon notification that the Trust needs to purchase or sell solana, the Sponsor will obtain indicative prices from multiple Solana Trading Counterparties at which they would be willing to execute the contemplated transaction. The Sponsor then determines the Solana Trading Counterparty with which it wishes to transact and records the rationale for that determination. Once agreed upon, the transaction will generally occur on an “over-the-counter” basis. Transfers of Solana to and from the Trust Solana Accounts to the Solana Trading Counterparty are “on-chain” transactions represented on the Solana network. Transfer fees with respect to this on-chain transfer of solana will be paid by the Solana Custodian.

The Sponsor maintains a process for approving and monitoring Solana Trading Counterparties, which is overseen by the Bitwise Portfolio Oversight Committee, which is responsible for investment activities and related risk, as well as counterparty risk. All Solana Trading Counterparties must be approved by the Bitwise Portfolio Oversight Committee before the Sponsor, on behalf of the Trust, will engage in transactions with the entity. The Bitwise Portfolio Oversight Committee continuously reviews all approved Solana Trading Counterparties at its quarterly meetings and will reject the approval of any previously approved Solana Trading Counterparty if new information arises regarding the entity that puts the appropriateness of that entity as an approved solana trading counterparty in doubt. In considering which Solana Trading Counterparties to approve, the Bitwise Portfolio Oversight Committee has instituted rigorous policies and procedures that include, but are not limited to, (i) a review of all sanctioned entities, including, but not limited to, the various categories of sanctioned persons and entities identified by the Office of Foreign Assets Control; (ii) a review of all publicly available information regarding the entity, including a review of all information that has been filed pursuant to the requirements of U.S. or non-U.S. regulators, with a particular emphasis on the identity of the entity’s owners, disclosure events and reports of disciplinary action; and (iii) a review of the entity’s policies and procedures regarding various topics, including, but not limited to, anti-money laundering and “know-your-customer” requirements, trade surveillance, auditing and testing and cybersecurity capabilities.

As of December 31, 2025, Coinbase, Inc., Cumberland DRW LLC, FalconX (d/b/a Solios, Inc.), Flow Traders B.V., CMI Cayman Limited, JSCT, LLC, Nonco Group LLC, Virtu Financial Singapore Pte. Ltd., and Wintermute Trading Ltd. have been approved as Solana Trading Counterparties. Virtu Financial Singapore Pte Ltd. is an affiliate of Virtu Americas LLC, which is an Authorized Participant to the Trust.

Agent Execution Model

In the event that every Solana Trading Counterparty is either unable or unwilling to effectuate the Trust’s purchase or sale of solana, the Sponsor, on behalf of the Trust, may execute the trade using the Agent Execution Model.

Under the Agent Execution Model, the Prime Execution Agent, an affiliate of the Solana Custodian, acting in an agency capacity, conducts solana purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement. To avoid having to pre-fund purchases or sales of solana, the Trust may borrow solana or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement. As the Trust intends to conduct nearly all purchases and sales of solana pursuant to the Trust-Directed Trade Model, under normal conditions, it expects to keep very little or no solana in the Trading Balance with the Prime Execution Agent.

In the case of a purchase of solana, the extension of Trade Credits allows the Trust to purchase solana through the Prime Execution Agent on the date the Trust wishes to effectuate the transaction (for instance, on the evening of the day when an order to create Shares is received), with such solana being deposited in the Trust’s Trading Balance. On the day following a trade when Trade Credits have been utilized, the Trust uses cash (for instance, from the Authorized Participant who submitted the creation order) to repay the Trade Credits borrowed from the Trade Credit Lender. The solana purchased by the Trust is then swept from the Trust’s Trading Balance with the Prime Execution Agent to the Trust Solana Accounts with the Solana Custodian pursuant to a regular end-of-day sweep process. Transfers of solana into the Trust’s Trading Balance are off-chain transactions and transfers from the Trust’s Trading Balance to the Trust Solana Accounts are “on-chain” transactions represented on the Solana network. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction.

In the case of a sale of solana, the Trust enters into a transaction to sell solana through the Prime Execution Agent for cash. The Trust’s Trading Balance with the Prime Execution Agent may not be funded with solana on the date the Trust wishes to effectuate the transaction (for instance, on the evening a day when an order to redeem Shares is received) because the solana remains in the Trust Solana Accounts with the Solana Custodian. In those circumstances the Trust may borrow Trade Credits in the form of solana from the Trade Credit Lender, which allows the Trust to sell solana through the Prime Execution Agent at the desired time, and the cash proceeds are deposited in the Trust’s Trading Balance with the Prime Execution Agent. On the business day following the trade, the Trust will use the solana that is moved from the Trust Solana Accounts with the Solana Custodian to the Trading Balance with the Prime Execution Agent to repay the Trade Credits borrowed from the Trade Credit Lender. Transfers of solana from the Trust Solana Accounts to the Trust’s Trading Balance are “on-chain” transactions represented on the Solana network. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction.

The CME CF Solana – Dollar Reference Rate – New York Variant

The net assets of the Trust and its Shares are valued on a daily basis with reference to the CME CF Solana – Dollar Reference Rate – New York Variant, the Pricing Benchmark, a standardized reference rate published by CF Benchmarks Ltd., the Benchmark Provider, that is designed to reflect the performance of solana in U.S. dollars. The Pricing Benchmark was created to facilitate financial products based on solana. It serves as a once-a-day benchmark rate of the U.S. dollar price of solana (USD/SOL), calculated as of 4:00 p.m. EST. The Pricing Benchmark aggregates the trade flow of several major solana trading venues, during an observation window between 3:00 p.m. and 4:00 p.m. EST into the U.S. dollar price of one solana at 4:00 p.m. EST. The Pricing Benchmark currently uses substantially the same methodology as the CME CF Solana Reference Rate, the SRR, including utilizing the same constituent solana exchanges, except that the Pricing Benchmark is calculated as of 4:00 p.m. EST, whereas the SRR is calculated as of 4:00 p.m. London time. The Pricing Benchmark, which was introduced on September 16, 2024, is based on materially the same methodology (except calculation time) as the SRR, which was first introduced on April 25, 2022.

The Pricing Benchmark is designed based on the IOSCO Principles for Financial Benchmarks. The Trust uses the Pricing Benchmark to calculate its NAV, which is the aggregate U.S. dollar value of solana in the Trust, based on the Pricing Benchmark, less its liabilities and expenses. “NAV per Share” is calculated by dividing NAV by the number of Shares currently outstanding. NAV and NAV per Share are not measures calculated in accordance with GAAP. NAV is not intended to be a substitute for the Trust’s Principal Market NAV calculated in accordance with GAAP, and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with GAAP.

The Sponsor, in its sole discretion, may cause the Trust to price its portfolio based upon an index, benchmark or standard other than the Pricing Benchmark at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index, benchmark or standard better aligns with the Trust’s investment objectives and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to, a determination that the Pricing Benchmark price of solana differs materially from the global market price of solana and/or that third parties are able to purchase and sell solana on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an index, benchmark or standard other than the Pricing Benchmark, it will provide Shareholders with notice in a current report on Form 8-K or in the Trust’s annual or quarterly reports.

Pricing Benchmark Methodology

The Pricing Benchmark is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent solana trading venues (the “Constituent Platforms”) as follows:

•
All Relevant Transactions are added to a joint list, recording the time of execution, trade price and size for each transaction.
•
The list is partitioned by timestamp into twelve (12) equally sized time intervals of five (5) minutes in length.
•
For each partition separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.
•
The Pricing Benchmark is then determined by the equally weighted average of the volume medians of all partitions.

As of December 31, 2025, the Constituent Platforms included in the Pricing Benchmark were Bitstamp, Coinbase, Crypto.com, Gemini, Kraken and LMAX Digital.

•
Bitstamp: A U.K.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states. It is also regulated as a Payments Institution within the European Union and is registered as a Crypto Asset business with the U.K. FCA.
•
Coinbase: A U.S.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states. Subsidiaries operating internationally are further regulated as e-money providers (Republic of Ireland, Central Bank of Ireland) and Major Payment Institutions (Singapore, Monetary Authority of Singapore).
•
Crypto.com: A Singapore-based trading platform that has entities registered as MSBs with FinCEN, and that is licensed as a money transmitter in various U.S. states and chartered as a non-depository trust company by the New Hampshire Banking Department. Crypto.com does not hold a BitLicense.
•
Gemini: A U.S.-based exchange that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered with FinCEN as an MSB and is licensed as a money transmitter in various U.S. states. It is also registered with the FCA as a Crypto Asset Business.
•
Kraken: A U.S.-based exchange that is registered as an MSB with FinCEN in various U.S. states, Kraken is registered with the FCA as a Crypto Asset Business and is authorized by the Central Bank of Ireland as a Virtual Asset Service Provider. Kraken also holds a variety of other licenses and regulatory approvals, including from the Canadian Securities Administrators.

•
LMAX Digital: A Gibraltar-based exchange regulated by the Gibraltar Financial Services Commission as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K.-based operator of an FCA-regulated Multilateral Trading Facility and Broker-Dealer.

An oversight function is implemented by the Benchmark Provider in seeking to ensure that the Pricing Benchmark is administered through the Benchmark Provider’s codified policies for index integrity. The Pricing Benchmark is administered through the Benchmark Provider’s codified policies for index integrity, including a conflicts-of-interest policy, a control framework, an accountability framework, and an input data policy. It is also subject to the U.K. BMR regulations, compliance with which regulations has been subject to a Limited Assurance Audit under the ISAE 3000 standard as of September 12, 2022, which is publicly available.

The Pricing Benchmark is subject to oversight by the CME CF Oversight Committee. The CME CF Oversight Committee shall be comprised of at least five members, including at least: (i) two who are representatives of CME; (ii) one who is a representative of CF Benchmarks Ltd.; and (iii) two who bring expertise and industry knowledge relating to benchmark determination, issuance and operations. The CME CF Oversight Committee meets no less frequently than quarterly. The CME CF Oversight Committee’s Founding Charter and quarterly meeting minutes are publicly available.

The Sponsor, in its sole discretion, may cause the Trust to price its portfolio based upon an index, benchmark or standard other than the Pricing Benchmark at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index, benchmark or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to, a determination that the Pricing Benchmark price of solana differs materially from the global market price of solana and/or that third parties are able to purchase and sell solana on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an index, benchmark or standard other than the Pricing Benchmark, it will provide Shareholders with notice in a prospectus supplement and/or through a Current Report on Form 8-K or in the Trust’s annual or quarterly reports.

Calculation of Net Asset Value

Under normal circumstances, the Trust’s only asset will be solana and, under limited circumstances, cash. The Trust’s solana is carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust’s NAV will be determined by the Administrator once each Exchange trading day at 4:00 p.m. EST, or as soon thereafter as practicable. The NAV for a normal trading day will be released after 4:00 p.m. EST. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. and almost always by 8:00 p.m.). The pause between 4:00 p.m. and 5:30 p.m. (or later) provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur.

The Administrator will calculate the NAV of the Trust by multiplying the number of solana held by the Trust by the Pricing Benchmark for such day, adding any additional receivables and subtracting the accrued but unpaid expenses and liabilities of the Trust. The Trust’s NAV per Share is calculated by dividing the Trust’s NAV by the number of Shares then outstanding. The Administrator will determine the price of the Trust’s solana by reference to the Pricing Benchmark, which is published between 4:00 p.m. and 4:30 p.m. EST on every calendar day. The methodology used to calculate the Pricing Benchmark price to value solana in determining the NAV of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the Pricing Benchmark is deemed inconsistent with GAAP, the Trust will utilize an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements.

The Trust’s periodic financial statements may not utilize the NAV of the Trust determined by reference to the Pricing Benchmark to the extent the methodology used to calculate the Pricing Benchmark is deemed not to be consistent with GAAP. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for solana on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust has engaged a third-party vendor to obtain a price from a principal market for solana, which is determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities. The Trust's NAV and NAV per Share are presented in this Annual Report on Form

10-K and are reconciled against GAAP metrics in the financial statements as set forth in Item 8. Financial Statements and Supplementary Data.

Calculation and Dissemination of ITV

The Trust utilizes the CME Solana Real Time Price to calculate an Indicative Trust Value (“ITV”). The ITV is disseminated on a per-Share basis every 15 seconds during regular Exchange trading hours of 9:30 a.m. to 4:00 p.m. EST. The ITV will be calculated by ICE Data Indices, LLC using the prior day’s closing NAV per Share of the Trust as a base and updating that value throughout the trading day to reflect changes in the most recently reported price level of the CME Solana Real Time Price. The ITV disseminated during the Exchange core trading session hours should not be viewed as an actual real-time update of the NAV, because NAV per Share is calculated only once at the end of each trading day based upon the relevant end-of-day values of the Trust’s investments. The ITV will be disseminated on a per-Share basis every 15 seconds during regular Exchange core trading session hours of 9:30 a.m. EST to 4:00 p.m. EST. The Exchange will disseminate the ITV value through the facilities of CTA/CQ High Speed Lines that allow for high-speed data transmission. In addition, the ITV will be published on the Exchange’s website and will be available through online information services such as Bloomberg and Reuters. The ITV (which is based upon the CME Solana Real Time Price) may differ from the NAV (which is based upon the Pricing Benchmark) due to differences in how the CME Solana Real Time Price and Pricing Benchmark are calculated. While the Pricing Benchmark is calculated as described in the section above entitled “THE TRUST AND SOLANA PRICES—–The CME CF Solana – Dollar Reference Rate – New York Variant,” the CME Solana Real Time Price is calculated once per second, in real time by utilizing the order books of solana—U.S. dollar trading pairs operated by all Constituent Platforms. An “order book” is a list of buy and sell orders with associated limit prices and sizes that have not yet been matched, that is reported and disseminated by CF Benchmarks Ltd., as the CME Solana Real Time Price calculation agent. The order books are aggregated into one consolidated order book by the CME Solana Real Time Price calculation agent and the bid-price volume curve, ask-price volume curve, mid-price volume curve and mid-spread volume curve are calculated. The mid-price volume curve is the average of the bid-price volume curve (which maps transaction volume to the marginal price per cryptocurrency unit a seller is required to accept in order to sell this volume to the consolidated order book) and the ask-price volume curve (which maps a transaction volume to the marginal price per cryptocurrency unit a buyer is required to pay in order to purchase this volume from the consolidated order book). The mid-price volume curve is weighted by the normalized probability density of the exponential distribution up to the utilized depth (utilized depth being calculated as the maximum cumulative volume for which the mid-spread volume curve does not exceed a certain percentage deviation from the mid price). The CME Solana Real Time Price is then given by the sum of the weighted mid-price volume curve obtained in the previous step.

Dissemination of the ITV provides additional information that is not otherwise available to the public and may be useful to investors and market professionals in connection with the trading of the Shares on the Exchange. Investors and market professionals will be able throughout the trading day to compare the market price of the Trust and the ITV. If the market price of the Shares diverges significantly from the ITV, market professionals will have an incentive to execute arbitrage trades. For example, if the Trust appears to be trading at a discount compared to the ITV, a market professional could buy the Shares on the Exchange and sell short futures contracts. Such arbitrage trades can tighten the tracking between the market price of the Trust and the ITV and thus can be beneficial to all market participants.

Creation and Redemption of Shares

When the Trust creates or redeems its Shares, it will do so only in Baskets (blocks of 10,000 Shares) based on the quantity of solana attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000). This is called the “Basket Amount.” The Basket Amount required to create each Basket changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of solana constituting the Basket Amount as appropriate to reflect accrued expenses and any loss of Solana that may occur. The computation is made by the Administrator each business day prior to the commencement of trading on the Exchange. The Administrator determines the Basket Amount for a given day by dividing the number of solana held by the Trust as of the opening of business on that business day, adjusted for the amount of solana constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business, multiplied by 10,000. Fractions of solana smaller than 0.00000001 are disregarded for purposes of the computation of the Basket Amount. The Basket Amount so determined is communicated via electronic mail message to all Authorized Participants and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Amount determined by the Administrator as indicated above.

The Trust may either create and redeem Shares in-kind for solana (In-Kind Creations and In-Kind Redemptions, respectively) or for cash (Cash Creations and Cash Redemptions, respectively). When the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (each, a Basket) based on the quantity of solana attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares (10,000) comprising a Basket (the Basket Amount).

In connection with an In-Kind Creation Order, an Authorized Participant shall deliver or cause to be delivered by an Authorized Participant Designee to the Solana Custodian the amount of solana represented by the Basket Amount. In connection with a Cash Creation Order, an Authorized Participant shall deliver to the Transfer Agent the amount of U.S. dollars needed to purchase the Basket Amount of solana, as well as the per-order transaction fee.

In connection with a Redemption Order, an Authorized Participant shall deliver to the Trust’s account at DTC the Basket(s) to be redeemed. To the extent such order is an In-Kind Redemption Order, the Sponsor shall arrange for a Basket Amount of solana to be distributed to a solana account designated by the Authorized Participant or Authorized Participant Designee. To the extent such order is a Cash Redemption Order, the Sponsor shall arrange for the Basket Amount of solana to be sold and the resulting U.S. dollars to be distributed to the Authorized Participant.

Authorized Participants

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the solana, cash or Shares required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Authorized Participants must pay the Transfer Agent a non-refundable fee for each Creation Order and Redemption Order they place. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant will be required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Participant Agreement, the Sponsor, and the Trust under limited circumstances, have agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the 1933 Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities.

Creation Procedures

On any business day, an Authorized Participant may create Shares by placing a Creation Order to purchase one or more Baskets with the Transfer Agent through the Marketing Agent in exchange for solana or cash. Such orders are subject to approval by the Marketing Agent and Transfer Agent. For purposes of processing Creation Orders and Redemption Orders, a “business day” means any day other than a day when the Exchange is closed for regular trading. Creation Orders must be placed by 3:59 p.m., EST or the close of regular trading on the Exchange, whichever is earlier, for In-Kind Creation Orders, or 2:00 p.m., EST, or two hours before the close of regular trading on the Exchange, whichever is earlier, for Cash Creation Orders (the “Order Cut-Off Time”). The Order Cut-Off Time may be modified by the Sponsor in its sole discretion. The day on which a Creation Order is accepted by the Transfer Agent is considered the “Creation Order Date.”

The Sponsor may in its sole discretion limit the number of Shares created pursuant to Creation Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Creation Orders in excess of such capped amount. The Sponsor may choose to limit the number of Shares created pursuant to Creation Orders when it deems so doing to be in the best interest of Shareholders. It may choose to do so when it believes the market is too volatile to execute a solana transaction, when it believes the price of solana is being inconsistently, irregularly, or discontinuously published from solana trading venues and other data sources, or when it believes other similar circumstances may create a scenario in which accepting Creation Orders would not be in the best interests of the Shareholders. The Sponsor does not believe that the Trust’s ability to arrive at such a determination will have a significant impact on the Shares in the secondary market because it believes that the ability to create Shares would be reinstated shortly after such determination is made, and any entity desiring to create Shares would be able to do so once the ability to create Shares is reinstated. However, it is possible that such a determination would cause the Shares to trade at premiums or discounts relative to the Trust’s NAV on the secondary market if arbitrageurs believe that there is risk that the creation and redemption process is not available, as this process is a component of keeping the price of the Shares on the secondary market closely aligned to the Trust’s NAV. The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement.

By placing an In-Kind Creation Order, an Authorized Participant agrees to facilitate (either directly or through an Authorized Participant Designee) the deposit of solana with the Solana Custodian. An Authorized Participant who places an In-Kind Creation Order is responsible for facilitating the delivery of the required amount of solana to a Trust Solana Account at the Solana Custodian by 3:00 p.m. EST, on the business day following the Creation Order Date. The Authorized Participant or Authorized Participant Designee will normally send the required solana in an “on chain” transaction over the Solana network. Such on chain transactions are subject to the risks associated with Solana network transactions, including the irreversibility of transactions made in error or unavoidable delays due to Solana network congestion. Upon receipt of the required amount of solana in a Trust Solana Account at the Solana Custodian, the Sponsor will notify the Transfer Agent that the solana has been deposited. The Transfer Agent will then direct DTC to credit the number of Shares created to the Authorized Participant’s DTC account.

By placing a Cash Creation Order, an Authorized Participant agrees to deposit, or cause the deposit of, cash with the Trust in an equivalent amount of cash equal to the required amount of solana as described above, multiplied by the Pricing Benchmark price, plus any additional cash required to account for the price at which the Trust agrees to purchase the requisite amount of solana to the extent it is greater than the Pricing Benchmark price on each Creation Order Date. On each Creation Order Date, the Administrator will communicate to the Authorized Participant the full cash amount required to settle the transaction. Authorized Participants may not withdraw a creation request. If an Authorized Participant fails to consummate the foregoing, the Creation Order will be cancelled. The Sponsor causes to be published each night the amount of solana that will be acquired in exchange for each Creation Order, from which can be computed the estimated amount of cash required to create each Basket, prior to accounting for any additional cash required to acquire the requisite amount of solana if the price paid by the Trust is in excess of the Pricing Benchmark on each Creation Order Date. If the amount of cash required to acquire the requisite amount of solana is less than the amount deposited by the Authorized Participant, the full amount of cash deposited by the Authorized Participant will be returned to the Authorized Participant (at the Authorized Participant’s expense) and the Authorized Participant will then re-send the correct amount.

An Authorized Participant who places a Cash Creation Order is responsible for facilitating the delivery of the required amount of cash to the Cash Custodian by 3:00 p.m. EST, on the business day following the Creation Order Date. Pursuant to a Cash Creation, the Trust is responsible for acquiring solana, which it may do pursuant to two different models: (i) the “Trust-Directed Trade Model,” and the (ii) the “Agent Execution Model.”

Under the Trust-Directed Trade Model, the Sponsor, on behalf of the Trust, is responsible for acquiring solana from an approved Solana Trading Counterparty in an amount equal to the Basket Amount. When seeking to purchase solana on behalf of the Trust, the Sponsor will seek to purchase solana at a price as close to the Pricing Benchmark as practical. Once the trade has been agreed upon with a Solana Trading Counterparty, the transaction will generally occur on an “over-the-counter” basis. Transfers of solana from the Solana Trading Counterparty to a Trust Solana Account are “on-chain” transactions represented on the Solana network. Upon receipt of the deposit amount of solana in a Trust Solana Account at the Solana Custodian from the Solana Trading Counterparty, the Solana Custodian will notify the Sponsor that the solana has been received. The Sponsor will then notify the Transfer Agent that the solana has been received, and the Transfer Agent will direct DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account and will wire the cash previously sent by the Authorized Participant to the Solana Trading Counterparty to complete settlement of the Cash Creation Order and the acquisition of the solana by the Trust. If the Solana Trading Counterparty fails to deliver the solana to the Solana Custodian, no cash is sent from the Cash Custodian to the Solana Trading Counterparty, no Shares are transferred to the Authorized Participant’s DTC account, the cash is returned to the Authorized Participant, and the Cash Creation Order is cancelled.

Under the Agent Execution Model, the Prime Execution Agent, acting in an agency capacity, conducts solana purchases on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement. On the evening of the Creation Order Date, the Trust enters into a transaction to buy solana through the Prime Execution Agent for cash. Because the Trust’s Trading Balance may not be funded with cash on the Creation Order Date for the purchase of solana in connection with the Cash Creation Order under the Agent Execution Model, the Trust may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the Cash Creation Order on the Creation Order Date. The extension of Trade Credits on the Creation Order Date allows the Trust to purchase solana through the Prime Execution Agent on the Creation Order Date, with such solana being deposited in the Trust’s Trading Balance. On the day following the Creation Order Date, the “Creation Order Settlement Date,” the Trust delivers Shares to the Authorized Participant’s DTC account in exchange for cash received from the Authorized Participant. Where applicable, the Trust uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender. On the Creation Order Settlement Date for a Cash Creation Order utilizing the Agent Execution Model, the solana associated with the Creation Order and purchased on the Creation Order Date is swept from the Trust’s Trading Balance with the Prime Execution Agent to a Trust Solana Account with the Solana Custodian pursuant to a regular end-of-day sweep process. Transfers of solana into the Trust’s Trading Balance are off-chain transactions and transfers from the Trust’s Trading Balance to a Trust Solana Account are “on-chain” transactions represented on the solana Network. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction. Accordingly, such costs are borne by the Authorized Participant.

As between the Trust and the Authorized Participant, the expense and risk of the difference between the value of solana calculated by the Administrator for daily valuation using the Pricing Benchmark and the price at which the Trust acquires the solana will be borne solely by the Authorized Participant to the extent that the Trust pays more for solana than the price used by the Trust for daily valuation. Any such additional cash amount will be included in the amount of cash calculated by the Administrator on the Creation Order Date, communicated to the Authorized Participant on the Creation Order Date, and wired by the Authorized Participant to the Cash Custodian on the Creation Order Settlement Date.

Rejection of Creation Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any Creation Order or deposit of cash or solana for any reason, including if the Sponsor determines that:

•
the Creation Order is not in proper form;
•
it would not be in the best interest of the Shareholders;
•
the acceptance of the Creation Order would have adverse tax consequences to the Trust or its Shareholders;
•
the acceptance or receipt of which would, in the opinion of counsel to the Sponsor, be unlawful; or
•
circumstances outside the control of the Trust, the Sponsor, the Marketing Agent, the Transfer Agent, the Cash Custodian or the Solana Custodian make it, for all practical purposes, not feasible to process Baskets (including if the Sponsor determines that the investments available to the Trust at that time will not enable it to meet its investment objectives).

None of the Sponsor, the Marketing Agent, the Cash Custodian or the Solana Custodian will be liable for the rejection of any Creation Order.

Redemption Procedures

On any business day, an Authorized Participant may place a Redemption Order with the Transfer Agent through the Marketing Agent to redeem one or more Baskets. Redemption Orders must be placed by 3:59 p.m., EST or the close of regular trading on the Exchange, whichever is earlier, for In-Kind Redemption Orders, or 2:00 p.m., EST, or the close of regular trading on the Exchange, whichever is earlier, for Cash Redemption Orders (the “Redemption Order Cut-Off Time”). The Redemption Order Cut-Off Time may be modified by the Sponsor in its sole discretion. A Redemption Order will be effective on the date it is accepted by the Transfer Agent (“Redemption Order Date”). The redemption distribution from the Trust in exchange for a redemption of Shares consists of a movement of the Basket Amount of Solana or cash representing the Basket Amount of solana, less any trading expenses incurred by the Trust in liquidating the solana, to the redeeming Authorized Participant or its designee. An Authorized Participant may not withdraw a Redemption Order without the prior consent of the Sponsor in its discretion.

In the case of an In-Kind Redemption Order, the redemption distribution from the Trust consists of a movement of solana to the designated wallet address of the Authorized Participant or Authorized Participant Designee. The Authorized Participant must deliver the Shares represented by the Basket to be redeemed to the Trust’s DTC account by end of day EST on the second business day following the Redemption Order Date (the “Redemption Order Settlement Date”). Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account and the Transfer Agent has notified the Sponsor that the Shares have been deposited, the Sponsor will cause the transfer of the requisite amount of solana to the Authorized Participant or Authorized Participant Designee. This transfer of solana from the Trust to the Authorized Participant or Authorized Participant Designee will normally be done pursuant to an “on chain” transaction over the Solana network. Such on chain transactions are subject to the risks associated with Solana network transactions, including the irreversibility of transactions made in error or unavoidable delays due to Solana network congestion.

Under the Trust-Directed Trade Model pursuant to a Cash Redemption Order, the procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets under the Trust-Directed Trade Model with an additional safeguard on solana being removed from a Trust Solana Account, which will not occur until cash has been received by the Cash Custodian in an amount equal to the Basket Amount of solana multiplied by the price at which the Trust agrees with the Solana Trading Counterparty to sell the solana on the Redemption Order Date. When seeking to sell solana on behalf of the Trust, the Sponsor will seek to sell solana at a price as close to the Pricing Benchmark as practical. Once the trade has been agreed upon with a Solana Trading Counterparty, the transaction will generally occur on an “over-the-counter” basis. Transfers of Solana from a Trust Solana Account to the Solana Trading Counterparty are “on-chain” transactions represented on the Solana network. The Authorized Participant must deliver the Shares represented by the Basket to be redeemed to the Trust’s DTC account by end of day EST on the Redemption Order Settlement Date. The Solana Custodian will not send the Basket Amount of solana from a Trust Solana Account to the Solana Trading Counterparty until the Cash Custodian has received the cash from the Solana Trading Counterparty and is instructed by the Sponsor to make such transfer. Once the Solana Trading Counterparty has sent the cash to the Cash Custodian in an agreed-upon amount to settle the agreed upon sale of the Basket Amount of solana, the Transfer Agent will notify the Sponsor. The Sponsor will then notify the Solana Custodian to transfer the solana to the Solana Trading Counterparty, and the Transfer Agent will facilitate the redemption of Shares in exchange for cash. Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account, the Cash Custodian will wire the requisite amount of cash to the Authorized Participant. Transfers of solana from a Trust Solana Account to the Solana Trading Counterparty are “on-chain” transactions represented on the Solana network. In the event that by the end of the day on the Redemption Order Settlement Date, the Trust’s account at DTC shall not have been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such Redemption Order the Transfer Agent shall send to the Authorized Participant and the Sponsor via fax or electronic mail message notice of such fact and the Authorized Participant shall have two (2) business days following receipt of such notice to correct such failure. If such failure is not cured within such two (2) business day period, the Transfer Agent (in consultation with the Sponsor) will cancel such Redemption Order and will send via fax or electronic mail message notice of such cancellation to the Authorized Participant, and the Authorized Participant will be solely responsible for all costs incurred by the Trust, the Transfer Agent, the Sponsor or the Solana Custodian related to the cancelled Redemption Order.

Under the Agent Execution Model pursuant to a Cash Redemption Order, the Authorized Participant may be required to submit a Redemption Order by an earlier than normal order cutoff time (the “Redemption Early Order Cutoff Time”). The Redemption Early Order Cutoff Time may be as early as 5:00 p.m. EST on the business day prior to the Redemption Order Date. Once a Redemption Order is received, the Sponsor instructs the Solana Custodian to prepare to transfer the solana associated with the Redemption Order from a Trust Solana Account with the Solana Custodian to the Trust’s Trading Balance with the Prime Execution Agent. For a Redemption Order utilizing the Agent Execution Model, on the evening of the Redemption Order Date, the Prime Execution Agent, acting in an agency capacity, conducts solana sales on behalf of the Trust with third parties through its Coinbase Prime service in exchange for cash. The Trust’s Trading Balance with the Prime Execution Agent may not be funded with solana on the evening of the Redemption Order Date at the time of the intended execution of the sale of solana in connection with the Redemption Order because such solana is still in a Trust Solana Account at the Solana Custodian. In those circumstances the Trust may borrow Trade Credits in the form of solana from the Trade Credit Lender, which allows the Trust to sell solana through the Prime Execution Agent on the evening of the Redemption Order Date, and the cash proceeds are deposited in the Trust’s Trading Balance with the Prime Execution Agent. Such cash is then transferred to the Cash Custodian. The Trust will subsequently transfer the Basket Amount of solana from a Trust Solana Account to the Trust’s Trading Balance with the Prime Execution Agent. Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account, the Cash Custodian will then wire the requisite amount of cash to the Authorized Participant. In the event Trade Credits were used, the Trust will use the solana that is moved from a Trust Solana Account with the Solana Custodian to the Trading Balance with the Prime Execution Agent to repay the Trade Credits borrowed from the Trade Credit Lender. Transfers of solana from a Trust Solana Account to the Trust’s Trading Balance are “on-chain” transactions represented on the Solana network.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of purchase or redemption or may postpone the Redemption Order Settlement Date, for (1) any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) any period during which an emergency exists as a result of which the fulfillment of a creation order or the redemption distribution is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, Solana Custodian, Cash Custodian, Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Solana network, hacking, cybersecurity breach, or power, internet, or Solana network outage, or similar event), or (3) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the U.S. dollars needed to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets.

If the Sponsor has difficulty liquidating the Trust’s positions (e.g., because of a market disruption event or persistent issues regarding the Trust’s ability to un-stake its solana), it may be appropriate to suspend redemptions until such time as such circumstances are rectified. In addition, pursuant to the Trust’s Liquidity Policies, the Sponsor may cause the delivery of redemption proceeds to be issued in connection with a Redemption Order to be delayed as a result of stressed liquidity conditions arising from the Trust’s staking activities. In the event that such a delay is deemed necessary, the Trust or Sponsor shall cause the Authorized Participant to be promptly notified and shall deliver the redemption proceeds as soon as practicable following the resolution of the issue. None of the Sponsor, the person authorized to take Redemption Orders in the manner provided in the Authorized Participant Agreement, the Solana Custodian or the Cash Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption Orders must be made in whole Baskets. The Sponsor acting by itself or through the person authorized to take Redemption Orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any Redemption Order (1) the Sponsor determines not to be in proper form, (2) the fulfillment of which its counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement or the Solana Custodian make it for all practical purposes not feasible for the Shares to be delivered under the Redemption Order. The Sponsor may also reject a Redemption Order if the number of Shares being redeemed would reduce the remaining outstanding Shares to 100,000 Shares (i.e., ten Baskets) or fewer.

Creation and Redemption Transaction Fee

To compensate the Transfer Agent for expenses incurred in connection with the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Transfer Agent to create or redeem Baskets, which does not vary in accordance with the number of Baskets in such order. The transaction fee may be reduced, increased or otherwise changed by the Sponsor. No costs or transaction fees associated with creations and redemptions are payable by the Trust.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As discussed above, Authorized Participants are the only persons that may place Creation Orders and Redemption Orders. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Basket it does create.

Authorized Participants that do offer to the public Shares from the Basket they create will do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of Solana or other portfolio investments. Baskets are generally expected to be redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same Basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits of solana or cash with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Shares are expected to trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of investors who seek to purchase or sell Shares in the secondary market and the liquidity of solana.

The Trust’s Fees and Expenses

The Trust will pay the unitary Sponsor Fee of 0.20% per annum of the Trust’s solana holdings. For a 3-month period commencing on the day the Shares are initially listed on the Exchange, the Sponsor has agreed to waive the entire Sponsor Fee on the first $1 billion of Trust assets.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. Except during periods in which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will accrue daily and will be payable in solana monthly in arrears. The Administrator will calculate the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total solana holdings, and the amount of solana payable in respect of each daily accrual shall be determined by reference to the Pricing Benchmark. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of solana will be transferred from a Trust Solana Account to the Sponsor Solana Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the Pricing Benchmark on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transfer of solana to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Solana Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion based on prevailing circumstances to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor will also pay the costs of the Trust’s organization.

The additional solana generated by the Trust’s staking program will be subject to fees shared among the Staking Agent(s) and the Sponsor. The amounts owed or paid to the Staking Agent(s) and the Sponsor are collectively referred to as the Staking Expenses. The Staking Expenses will equal 6% of the amount of the additional solana generated by the staking of the Trust’s solana. For a 3-month period commencing on the day the Shares are initially listed on the Exchange, the Sponsor has agreed to reimburse the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets. The Staking Expenses will reduce the amount of solana generated from the staking of the Trust’s solana that is ultimately retained by the Trust. The Trust’s NAV will reflect the amount of solana the Trust is entitled to under its staking program after deduction of all Staking Expenses.

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

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor Fee in its sole discretion. The Sponsor may notify Shareholders of its intent to commence, or cease, waiving the Sponsor Fee on the Trust’s website, in a current report on Form 8-K and/or in the Trust’s annual or quarterly reports.

The Administrator and/or the Sponsor will direct the Solana Custodian to transfer Solana from a Trust Solana Account to the Sponsor Solana Account to pay the Sponsor Fee and any other Trust expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s solana as necessary to pay such expenses. The Sponsor, on behalf of the Trust, will typically seek to buy and sell solana at a price as close to the Pricing Benchmark as practical. Such sales will be undertaken pursuant to the Trust-Directed Trade Model unless no Solana Trading Counterparty is willing or able to effectuate the trade. Transfers of Solana from a Trust Solana Account to the Sponsor Solana Account, and from the Sponsor Solana Account to the Solana Trading Counterparty are “on-chain” transactions represented on the Solana network. Transfer fees with respect to this on-chain transfer of solana will be paid by the Solana Custodian. The cash proceeds of the sale will be sent to the Sponsor, which will use such proceeds to pay the expenses. Any remaining cash will be distributed back to the Cash Custodian. To the extent that the Trust must utilize the Agent Execution Model to undertake solana sales to pay for expenses not assumed by the Sponsor, the Prime Execution Agent, acting in an agency capacity, would conduct the sale on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement. Transfers of solana from a Trust Solana Account to the Trust’s Trading Balance in connection with such sales are “on-chain” transactions represented on the Solana network.

The Trust does not engage in any activity designed to derive a profit from changes in the price of solana. Solana not needed to redeem Baskets, or to cover the Sponsor Fee and Trust expenses not assumed by the Sponsor, is held by the Solana Custodian or Prime Execution Agent. As a result of the recurring deliveries of solana necessary to pay the Sponsor Fee and potential sales of solana to pay in cash the Trust expenses not assumed by the Sponsor, the NAV of the Trust and, correspondingly, the amount of solana represented by each Share will decrease proportionately over the life of the Trust. New deposits of solana, purchased with the cash received in connection with Cash Creations of Baskets, will not reverse this trend.

Forks

In the event of a hard fork in the Solana network, the Sponsor will, pursuant to the terms of the Trust Agreement, use its discretion to determine which blockchain should properly be considered the Solana network for the Trust’s purposes. The Sponsor will base its determination on a range of relevant factors at the time, including, but not limited to, the Sponsor’s views regarding the expectations of solana core developers, users, service providers, businesses, validators, and other stakeholders, as well as the actual ongoing acceptance of, validation support for, and community engagement with the Solana network. There is no assurance that the Sponsor will select the fork or version of solana that ultimately proves to be the most valuable, and this decision could negatively impact the value of the Shares. Additionally, the Sponsor may have a differing view from Shareholders, the Solana Custodian, security vendors, or the Benchmark Provider as to what is generally accepted as solana and should therefore be considered “Solana” for the Trust’s purposes, which could also adversely affect the value of the Shares.

Distributions

Pursuant to the terms of the Trust Agreement, the Trust may make distributions on the Shares in cash or potentially in kind.

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, the Sponsor will sell the Trust’s solana and will distribute to the Shareholders any amounts of the cash proceeds of the liquidation remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Sponsor will determine. Under no circumstances will the Trust distribute solana to Shareholders.

Brokerage Fees and Trust Expenses

The Trust pays all of the brokerage commissions, financing fees, Solana network fees and similar transaction fees in connection with the Trust’s solana trading activities.

Employees

The Trust has no employees.

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
•
comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise;
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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "1933 Act"), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies; however, the Trust is choosing to “opt out” of such extended transition period, and as a result, the Trust will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Trust’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that the Trust faces. Additional discussion of the risks summarized in this risk factor summary, and other risks that the Trust faces, can be found below and should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and its other filings with the SEC, before making an investment decision regarding the Shares. See the section entitled “Glossary of Defined Terms” for the definition of certain capitalized terms used in this Annual Report. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

Risks Related to Digital Assets

A determination that solana or any other digital asset is a “security” may adversely affect the price of solana and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset, including solana, may be considered a “security” under U.S. federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. The SEC has previously alleged that solana is a security. In June 2023, the SEC brought suit against two of the largest operators of digital asset trading platforms in Securities and Exchange Commission v. Binance Holdings Ltd., et al (the “Binance Complaint”) and Securities and Exchange Commission v. Coinbase, Inc., and Coinbase Global, Inc. (the “Coinbase Complaint”), alleging that Binance and Coinbase had solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. In addition, in November 2023, the SEC brought similar charges against Kraken (the “Kraken Complaint”), alleging that it operated as an unregistered securities exchange, brokerage and clearing agency. In each of the Binance Complaint, Coinbase Complaint and Kraken Complaint, the SEC initially alleged that solana was a security. However, in July 2024, the SEC amended the Binance Complaint to remove its assertion that solana was a security.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the creation of the “Crypto Task Force.” The Crypto Task Force was to be dedicated to developing a comprehensive and clear regulatory framework for digital assets and was to be led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking. In February 2025, March 2025 and May 2025, Coinbase, Kraken and Binance, respectively, entered into a joint stipulation with the SEC to dismiss the SEC’s lawsuit against them with prejudice. These dismissals do not mean that the SEC has definitively determined that solana is not a security and the ultimate impact of these dismissals is yet unknown.

Whether a digital asset is a security under the U.S. federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the 1933 Act, the Securities Exchange Act of 1934 (the “1934 Act”) and the Investment Company Act of 1940 (the "Investment Company Act"). Digital assets do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the “Howey” and “Reves” tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

If the Sponsor determines that solana is a security under the U.S. federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that solana is a security, the Sponsor does not intend to permit the Trust to continue holding solana in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the Investment Company Act).

Any enforcement action by the SEC or a state securities regulator asserting that solana is a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading price of solana, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is a security by the SEC or another regulatory authority may have similar effects.

If solana is found by a court or other regulatory body to be a security, the Trust could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Trust’s liquidation under the terms of the Trust Agreement. Furthermore, the Trust could be considered to be engaged in a distribution (i.e., a public offering) of unregistered securities in violation of Section 5 of the 1933 Act, which could impose significant civil and criminal liability on the Trust. There is no guarantee that a court of regulatory body will agree with the Trust’s assessment of solana as a non-security.

The trading prices of many digital assets, including solana, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading price of solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including solana, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets over the course of 2017, followed by steep drawdowns throughout 2018 in digital asset trading prices. These drawdowns notwithstanding, digital asset prices, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak, and increased significantly again over the remainder of 2020 and the first quarter of 2021. Digital asset prices continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021. Digital assets, including solana, continued to see steep drawdowns in 2022, and digital asset prices, including solana, have continued to fluctuate through 2024, 2025, and early 2026. Solana has exhibited a historical annualized volatility of 121.67% and maximum annual price decrease of 95.34%.

Extreme volatility in the future, including further declines in the trading price of solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Furthermore, negative perception and a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of solana and other digital assets, including a depreciation in value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of solana.

Digital assets, including solana, are subject to a number of risks related to the digital asset ecosystem.

The value of the Shares relates directly to the value of the solana held by the Trust. The value of solana is impacted by factors specific to solana and also factors relating to the digital asset ecosystem generally, including:

•
market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry;
•
trading activity on digital asset trading platforms, which, in many cases, are largely unregulated or may be subject to manipulation;
•
the adoption of digital assets, such as solana, as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol (such as the Solana network) and their ability to meet user demands;
•
manipulative trading activity on digital asset exchanges, which, in many cases, are largely unregulated;
•
the needs of decentralized applications, smart contracts, their users, and users of the Solana network generally for solana to pay transaction fees to execute transactions;
•
governmental or regulatory actions by, or investigations or litigation in, countries around the world targeting well-known decentralized applications or smart contracts that are built on the Solana network, or other developments or problems, and associated publicity, involving or affecting such decentralized applications or smart contracts;
•
increased competition from other forms of digital assets or payment services, including digital currencies constituting legal tender that may be issued in the future by central banks, or digital assets meant to serve as a medium of exchange by major private companies or other institutions;
•
increased competition from other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, or more economical transaction processing fees than the Solana network;
•
investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or solana, and digital asset exchange rates;
•
consumer preferences and perceptions of solana specifically and digital assets generally, the Solana network relative to competing blockchain protocols, and solana relative to competing digital assets;
•
negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;
•
fiat currency withdrawal and deposit policies on digital asset trading platforms;
•
the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;
•
business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset trading platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;
•
the use of leverage in digital asset markets, including the unwinding of positions, “margin calls”, collateral liquidations and similar events;
•
investment and trading activities of large or active consumer and institutional users, speculators, validators and investors;
•
a “short squeeze” resulting from speculation on the price of solana, if aggregate short exposure exceeds the number of Shares available for purchase;
•
an active derivatives market for solana or for digital assets generally;

•
monetary policies of governments, legislation or regulation, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of solana as a form of payment or the purchase of solana on the digital asset markets;
•
global or regional political, economic or financial conditions, events and situations, such as the novel coronavirus outbreak;
•
fees associated with processing a solana transaction and the speed at which solana transactions are settled;
•
the maintenance, troubleshooting, and development of the Solana network including by validators and developers worldwide;
•
financial strength of market participants;
•
the availability and cost of funding and capital;
•
the liquidity and credit risk of digital asset trading platforms;
•
interruptions in service from or closures or failures of major digital asset trading platforms or their banking partners, or outages or system failures affecting the Solana network;
•
decreased confidence in digital assets and digital assets trading platforms;
•
poor risk management or fraud by entities in the digital assets ecosystem;
•
increased competition from other forms of digital assets or payment services; and
•
the Trust’s own acquisitions or dispositions of solana, since there is no limit on the number of solana that the Trust may acquire.

Although returns from investing in solana have at times diverged from those associated with other asset classes to a greater or lesser extent, there can be no assurance that there will be any such divergence in the future, either generally or with respect to any particular asset class, or that price movements will not be correlated. In addition, there is no assurance that solana will maintain its value in the long, intermediate, short, or any other term. In the event that the price of solana declines, the Sponsor expects the value of the Shares to decline proportionately.

The price of the Shares of the Trust is represented by the Pricing Benchmark that may also be subject to momentum pricing due to speculation regarding future appreciation in value of solana, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of solana has resulted, and may continue to result, in speculation regarding future appreciation in the value of solana, inflating and making the Pricing Benchmark more volatile. As a result, solana may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Pricing Benchmark and could adversely affect the value of the Trust.

The Trust is not actively managed and does not and will not have any strategy relating to the development of the Solana network, nor will the Trust seek to avoid or mitigate losses from declines in the solana price. Furthermore, the impact of the expansion of the Trust’s solana holdings on the digital asset industry and the Solana network is uncertain. A decline in the popularity or acceptance of the Solana network, or the value of solana, would harm the value of the Trust.

Many digital assets, including solana, were only introduced within the past decade, and the medium-to-long-term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies and to the fundamental investment characteristics of digital assets.

Many digital assets, including solana, were only introduced within the past decade, and the medium-to-long-term value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the recentness of their development; their dependence on the internet and other technologies; their dependence on the role played by users, developers and validators; and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Digital asset networks, including networks and networks utilizing the Solana network, and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because solana is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.
•
Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Solana network, would affect the ability to transfer digital assets, including solana, and, consequently, a disruption may impact their value.
•
Although unlikely, the acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and validators in a digital asset network, such as the Solana network, could theoretically result in a “fork” in such network’s blockchain, including the Solana network, resulting in the operation of multiple separate networks.
•
Governance of the Solana network is by voluntary consensus. As a result, there may be a lack of consensus or clarity on the governance of the Solana network, which may stymie the Solana network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Solana network, especially long-term problems.
•
Unlike many other blockchain networks, validators on the Solana network are not directly compensated for their participation in the consensus process. Running a validator on the Solana network is generally considered a voluntary contribution to the health and decentralization of the network. Participants run validators for reasons other than direct financial gain, such as supporting the network’s decentralization, ensuring its security, or for reputational benefits within the solana community. However, because there is no financial incentive for entities or individuals to maintain validators, there is no guarantee that such entities or individuals will continue to run validators. To the extent that a significant number of entities or individuals stop running validators, there would be serious negative consequences to the Solana network’s functionality, security and overall existence.
•
Many digital asset networks, including the solana, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can be processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the Solana network and the price of solana.
•
In the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets.

Moreover, because digital assets, including solana, have been in existence for a relatively short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this Annual Report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of solana.

The first major blockchain-based digital asset, bitcoin, was launched in 2009. The Solana network launched in 2020. In general, digital asset networks, including the Solana network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
Banks and other established financial institutions may refuse to process funds for solana transactions; process wire transfers to or from digital asset trading platforms, solana-related companies or service providers; or maintain accounts for persons or entities transacting in solana. As a result, the prices of solana are largely determined by speculators and validators, thus contributing to price volatility that makes retailers less likely to accept solana in the future.
•
Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as solana, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.

•
Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the Solana network, any trading platforms or businesses that facilitate transactions in solana may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.
•
Users, developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement.

The Trust is not actively managed and will not have any formal strategy relating to the development of the Solana network and will not attempt to avoid or mitigate losses caused by declines in the price of solana.

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

Beginning in the fourth quarter of 2021 and continuing to date, digital asset prices have fluctuated widely. This has led to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including digital asset trading platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each declared bankruptcy, and the stablecoin TerraUSD collapsed. These events caused a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest digital asset trading platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and numerous affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. FTX is also under investigation by the SEC, the Justice Department, and the Commodity Futures Trading Commission, as well as by various regulatory authorities in the Bahamas, Europe and other jurisdictions. In response to these events, the digital asset markets have experienced extreme price volatility and declines in liquidity, and regulatory and enforcement scrutiny has increased, including from the DOJ, the SEC, the CFTC, the White House and Congress. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC. The SEC also brought charges against Genesis Global Capital, LLC and Gemini Trust Company, LLC on January 12, 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General brought charges against Gemini, Genesis Global Capital and numerous affiliates of Genesis Global Capital, and Digital Currency Group alleging violations of law relating to the Gemini Earn program. In May 2024, the Bankruptcy Court of the Southern District of New York approved a settlement of the charges with the Genesis entities.

These events resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on digital asset trading platforms, and custodians. In June 2023, the SEC brought charges against Binance and Coinbase, two of the largest digital asset trading platforms, alleging that they solicited U.S. investors to buy, sell, and trade “crypto asset securities” through their unregistered trading platforms and operated unregistered securities exchanges, brokerages and clearing agencies. Binance subsequently announced that it would be suspending USD deposits and withdrawals on Binance.US and that it plans to delist its USD trading pairs. In addition, in November 2023, the SEC brought similar charges against Kraken, alleging that it operated as an unregistered securities exchange, brokerage and clearing agency.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the creation of the “Crypto Task Force.” The Crypto Task Force was to be dedicated to developing a comprehensive and clear regulatory framework for digital assets and was to be led by Commissioner Hester Peirce. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking. In February 2025, March 2025 and May 2025, Coinbase, Kraken and Binance, respectively, each entered into a joint stipulation to dismiss the SEC’s lawsuit against them with prejudice.

The U.S. regulatory regime – namely the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the SEC, the CFTC, FinCEN, the Office of the Comptroller of the Currency, the FDIC and the Federal Bureau of Investigation) as well as the White House have issued reports and releases concerning digital assets, including solana and digital asset markets. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is possible that new laws and increased regulation and regulatory scrutiny may require the Trust to comply with certain regulatory regimes, which could result in new costs for the Trust. The Trust may have to devote increased time and attention to regulatory matters, which could increase costs to the Trust. New laws, regulations and regulatory actions could significantly restrict or eliminate the market for, or uses of, digital assets including solana, which could have a negative effect on the value of solana, which in turn would have a negative effect on the value of the Trust’s Shares.

These events are continuing to develop at a rapid pace and it is not possible to predict at this time all of the risks that they may pose to the Sponsor, the Trust, their affiliates and/or the Trust’s third-party service providers, or to the digital asset industry as a whole.

Proof-of-stake blockchains are a relatively recent innovation and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and the Bitcoin blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality, including the current Ethereum Network following the completion of the “Merge” in 2022, use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Solana network, and their associated digital assets – including the solana held by the Trust – have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, the Bitcoin blockchain’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Trust’s assets. Over the long term, there can be no assurance that the proof-of-stake blockchain on which the Trust’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the value of the Trust’s assets.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks, including the Solana network, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. Achieving decentralization may mean that every single node on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire state of the network. However, this may involve tradeoffs from an efficiency perspective, and impose constraints on throughput. A digital asset network may be limited in the number of transactions it can process by the fact that all validators participate in validating in each block and the capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. Since inception, solana transaction fees have stood at a fixed rate of 0.000005 solana per transaction. Increased fees and decreased settlement speeds could preclude certain uses for solana (e.g., micropayments) and could reduce demand for, and the price of, solana, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Solana network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

The rapid development of other competing scalability solutions, such as those which would rely on handling the bulk of computational work relating to transactions or smart contracts and DApps outside of the main Solana network and solana blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions which are designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Solana network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Solana network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Solana network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. For example, “rollups” perform transaction execution outside the Layer 1 Solana network and then post the data, typically in batches, back to the Layer 1 Solana network where consensus is reached. “Zero knowledge rollups” are generally designed to run the computation needed to validate the transactions off-chain, on the Layer 2 protocol, and submit a proof of validity of a batch of transactions (not the entire transactions themselves) that is recorded on the Layer 1 Solana network. By contrast, “optimistic rollups” assume transactions are valid by default and only run computation, via a fraud proof, in the event of a challenge. Other proposed Layer 2 scaling solutions include, among others, “state channels”, which are designed to allow participants to run a large number of transactions on the Layer 2 side channel protocol and only submit two transactions to the main Layer 1 Solana network (the transaction opening the state channel, and the transaction closing the channel), “side chains”, in which an entire Layer 2 blockchain network with similar capabilities to the existing Layer 1 Solana network runs in parallel with the existing Layer 1 Solana network and allows smart contracts and DApps to run on the Layer 2 side chain without burdening the main Layer 1 network, and others. To date, the Solana network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

Many developers are actively researching and testing scalability solutions for public blockchains. However, there is no guarantee that any of the mechanisms in place or being explored for increasing speed and throughput of settlement of the Solana network transactions will be effective, which could cause the Solana network to not adequately resolve scaling challenges and adversely impact the adoption of Solana and the Solana network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 Solana network like sharding or the introduction of a Layer 2 solution like rollups, state channels or side chains, will achieve widespread adoption. It is possible that proposed changes to the Layer 1 Solana network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Solana network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Solana network to suffer reduced adoption or causing users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended, could suffer from centralization concerns, or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. Alternatively, if a widely-used Layer 2 network were to fail, it could reduce demand for solana because it would eliminate a source of demand for using solana to record transactions from the Layer 2 onto the Layer 1 Solana network. Any of the foregoing could adversely affect the price of solana or the value of the Shares of the Trust.

Risks Associated with Solana and the Solana Network

The value of the Shares relates directly to the price of solana. The price of solana may be highly volatile and subject to fluctuations due to a number of factors, including the successful development and acceptance of the Solana network.

Digital assets such as solana were only introduced within the past 15 years, and the medium to long term value of the Shares is subject to a number of factors over time relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers validators and the potential for malicious activity. Solana itself was conceived only in 2017, and first sold in 2018. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares: digital asset networks, including the solana peer-to-peer network and associated blockchain ledger, and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because solana is a digital asset, the value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

•
An increase in the global solana supply or a decrease in global solana demand;
•
Digital assets, including solana, are controllable only by the possessor of both the unique public key and private key or keys relating to the Solana network address, or “wallet”, at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key;
•
Forks in the Solana network, particularly where changes to the Solana network source code are either not well-received by key constituencies within the solana community or are not successfully executed or implemented and fail to achieve the functionality such changes were intended to bring about;
•
The Solana network’s protocol is informally overseen by a collective of core developers who, along with members of the solana community, can introduce proposals through Solana Improvement Documents (“SIMDs”) for updating the Solana network. The core developers evolve over time, largely based on self-determined participation. A Solana client (“Solana Client”) is a software application that implements the Solana network specification and communicates with the Solana network. A “node” is a computer or other device that has downloaded the Solana Client and is connected to other computers also running the Solana Client software, together forming the Solana network. To the extent that node operators update their individual Solana Client to new specifications, the Solana network could be subject to changes that may adversely affect the value of solana. In addition, if a digital asset network has high-profile contributors, a perception that such contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset;
•
Increased competition from other blockchain networks combining smart contracts, programmable scripting languages, and an associated runtime environment, with blockchain-based recordkeeping, particularly where such other blockchain networks are able to offer users access to a larger consumer user base, greater efficiency, reliability, or processing speed, or more economical transaction processing fees than the Solana network fees associated with processing a solana transaction and the speed at which solana transactions are settled;
•
The ability for the Solana network to attract and retain validators to secure and confirm transactions accurately and efficiently;
•
The acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a digital asset network, such as the Solana network, could result in a “fork” in the Solana network, resulting in the operation of multiple separate networks;
•
A lack of consensus or clarity on the governance of the Solana network, which may stymie the Solana network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or martial sufficient effort to overcome any future problems on the Solana network, especially long-term problems;
•
Digital asset validator operations have evolved from individual users to “professionalized” validating operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset validating operations are not sufficiently high, including due to a decrease in transaction fees, validators are more likely to immediately sell tokens earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
•
To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the solana blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network
•
The Solana network has been in the process of implementing a series of software upgrades and other changes to its protocol, such as QUIC TPU, stake-weighted QoS, localized fee markets, sharding, token-22, token extensions, and Firedancer. These upgrades have resulted in, and are expected to continue to result in, changes to the Solana network. Many of the contemplated upgrades to the Solana network will include updates to material aspects of its source code. Although some of these upgrades have been successfully implemented, such as QUIC, stake-weighted QoS, and localized fee markets, which are currently live on Mainnet-beta, there is no guarantee that there are not undiscovered flaws that will emerge in the future even in upgrades previously considered successful, and previously successful upgrades do not guarantee that future upgrades will be successful. Any such undiscovered flaws, or the failure to properly implement future changes, could have a material adverse effect on the value of solana and the value of the Shares. One upgrade currently in development, Firedancer, is a validator client designed to significantly increase solana’s transaction processing capabilities and provide support for sharding. In a live demo broadcast in 2022, Firedancer demonstrated an ability to process over 1 million transactions per second. As of January 2025, solana core developers have expressed that they want a super majority of processing power on the chain’s test network to run through Frankendancer, an early version of Firedancer. As a result of this or future upgrades, it is possible that significant volumes of currently locked and illiquid solana becomes unlocked and sold, which could increase volatility in solana prices or have a material adverse effect on the value of solana and the value of the Shares. Upgrades currently being considered to increase throughput and promote scaling, such as “sharding” the Layer 1 Solana network or greater reliance so-called “Layer 2” solutions, could have effects which are difficult to anticipate at this time, but could - if unsuccessfully implemented, or if they contain undiscovered flaws - materially adversely impact or even effectively eliminate the value of solana, and therefore impact the price of the Shares. In addition, the acceptance of software patches or upgrades by some, but not all, nodes, users and validators in a digital asset network could result in a “fork” in such network’s blockchain, resulting in the operation of multiple separate networks.
•
Software applications running on top of the Solana network (often referred to as “decentralized applications” or “DApps”, whether or not decentralized in fact) and smart contract developers depend on being able to obtain solana to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require solana in order to pay the gas fees needed to power such applications and smart contracts and execute transactions. As such, they represent a significant source of demand for solana. Solana’s price volatility (particularly where solana prices increase), or the Solana network’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the Solana network as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the solana blockchain for other blockchain or digital asset networks or protocols for whatever reason, the value of solana could be negatively affected.
•
In the past, bugs, defects and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal Solana network, Solana Client, or DApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the Solana network or solana as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the Solana network or take the Trust’s solana, which would adversely affect the value of the Shares. Moreover, normal operations and functionality of the Solana network may be negatively affected Such losses of functionality could lead to the Solana network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for solana. Even if another digital asset other than solana were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Solana’s initial manner of sale may resemble that of certain digital assets found to be securities, and a determination that solana was offered or sold as a “security” may significantly adversely affect the value of solana and an investment in Shares.

Through historical enforcement actions and other statements, the SEC and its staff have historically taken the position that a digital asset’s initial manner of sale may be a key factor in determining whether that digital asset was a security, at least at the time of the digital asset’s delivery as part of that sale. This has meant that many blockchain startups that have offered digital assets to the public in the form of initial coin offerings, also known as ICOs, have been found to have engaged in illegal unregistered distributions of securities. One variant of an ICO involves a digital asset being sold through a Simple Agreement for Future Tokens, or a “SAFT.” Under a SAFT, a purchaser agrees to contribute funds to enable the development of a digital asset network in exchange for an agreement by the developer to deliver digital assets in the future, once the network becomes operational. The legal theory behind the SAFT is that, while the SAFT itself may be an “investment contract” and thus a “security” under the federal securities laws (and is therefore typically offered in reliance on an exemption from registration), the tokens themselves should not be securities at the time of their delivery because at that time the network will be operational and the tokens will have real consumptive uses, rather than representing an investment to fund the initial development work.

The SEC has cast doubt on the legal argument underpinning the SAFT structure and has litigated in federal court at least two significant enforcement actions involving digital assets sold under SAFTs, arguing in each case that the digital assets sold under the SAFTs, and not just the SAFTs themselves, were securities. In March 2020, the SEC obtained a preliminary injunction barring Telegram Group, Inc. from conducting an unregistered distribution of digital assets known as Grams, on the grounds that Grams were securities under the federal securities laws, notwithstanding the fact that they had been sold under a SAFT. Telegram Group ultimately agreed to return $1.2 billion to investors and to pay a $18.5 million civil penalty. Similarly, in September 2020 the SEC won a motion for summary judgment against Kik Interactive, Inc., persuading the court that Kik Interactive’s sale of digital assets, called Kin, through a SAFT structure should be integrated with Kik Interactive’s separate public sale of Kin (which the court held to be illegal), as the sales were conducted using the same marketing efforts, involved the same asset, and were conducted very close in time to one another. Kik Interactive ultimately agreed to pay a $5 million civil penalty. The SEC in December 2020 filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that Ripple Labs and its executives raised over $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. Multiple digital assets the SEC alleged to be securities in the Coinbase Complaint, Binance Complaint and Kraken Complaint were first sold to the public in similar circumstances or ICOs. Subsequently, in July 2023, the District Court for the Southern District of New York held that while XRP is not a security, certain sales of XRP to certain buyers amounted to “investment contracts” under the Howey test.

Solana Labs, the developer of the Solana network and the creator of solana, used a SAFT to distribute approximately 38% of the total supply of solana. Solana’s distribution through a SAFT shares several characteristics with other offerings of digital assets through SAFTs, including those conducted by Telegram Group, Kik Interactive and Ripple Labs that the SEC argued were used to effect the illegal unregistered public distribution of a security. There have been a number of district court decisions which found that the tokens themselves involved in those cases were not themselves securities, rather it was the investment contract surrounding certain initial distributions which was a security; however, these decisions were at the district court level, and the Sponsor is not aware of appellate authority upholding such decisions. While there are reasonable grounds on which solana may be distinguished from Grams, Kin and XRP, solana has certain characteristics that mean that the risk of the SEC or a court finding solana to be a security is greater than the risk that digital assets like bitcoin or ether would be found to be securities. For example, although solana is decentralized in certain respects, a significant amount of solana remains under the control of Solana Labs and the Solana Foundation. Even though solana does not have an official developer, the degree of control retained by Solana Labs and Solana Foundation is such that either may be viewed by a regulator as continuing to play a material role in the development of solana, which could adversely affect any argument that solana is not a security. In addition, even setting aside solana’s initial manner of offering, a significant portion of demand for digital assets is generated by speculators and investors, not necessarily by those looking to use digital assets for consumptive purposes. If the Solana network cannot retain users and demonstrate that its primary consumptive use case for Solana is serious and viable, this might also increase the risk that solana is determined to be a security.

If solana is determined to be a “security” or transactions in solana are determined to be securities transactions under federal or state securities laws by the SEC or a state regulatory agency, or in a proceeding in a court of law or otherwise, it will have significant adverse consequences for solana and an investment in the Shares. If solana or transactions in solana are determined to be a security or a securities transaction, it is likely to become difficult or impossible for solana to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which could in turn materially and adversely affect the trading value, liquidity, market participants’ ability to convert solana into U.S. dollars and general acceptance of solana and cause users to migrate to other digital assets. As such, any determination that solana or transactions in that digital asset are a security under federal or state securities laws may adversely affect the value of solana and, as a result, an investment in the Shares.

Solana is a relatively new technological innovation with a limited operating history. The Solana network may not function as intended, which could have an adverse impact on the value of solana therefore the value of Shares.

The Solana Protocol was conceived in 2017 and serves as the underlying architecture and rules pursuant to which the Solana network operates. Solana began trading in April 2020 and in the United States in September 2020. One notable element of the Solana Protocol was the introduction of Proof-of-History (“PoH”) timestamping mechanism. PoH is a timestamping mechanism that automatically orders on-chain transactions by creating a historical record that proves an event has occurred at a specific moment in time. PoH is intended to provide a transaction processing speed and capacity advantage over other blockchain networks like the Bitcoin network and the Ethereum network, which rely on sequential production of blocks and can lead to delays caused by validator confirmations.

However, PoH is a relatively new blockchain technology that is not widely used and may not function as intended. For example, it may require more specialized equipment to participate in the network and fail to attract a significant number of users. In addition, there may be flaws in the cryptography underlying PoH specifically or the Solana network generally, including flaws that affect functionality of the Solana network, the proof-of-stake consensus algorithm, a particular client software implementation, or a user’s wallet software, or make the network vulnerable to attack.

The Solana network has suffered network-level outage incidents over the past five years. For example, in 2020, the Solana network experienced an outage attributed to a bug in the block propagation mechanism, and was offline for at least six hours. On September 14, 2021, the Solana network experienced a significant disruption, later attributed to a type of denial of service attack, and was offline for 17 hours, only returning to full functionality 24 hours later. During the restart, a second integer overflow bug was discovered and patched. In January 2022, during a time of high network congestion, the Solana network experienced degraded performance and partial outages. The disruption was attributed to bots spamming excessive duplicate transactions, significantly reducing network capacity. Blocks took longer than expected to process, leading to transaction success rates dropping by as much as seventy (70) percent. In April 2022, the Solana network experienced an unprecedented surge in transaction requests, attributed to bots trying to secure newly minted NFTs through the Metaplex Candy Machine program. This minting mechanism operated on a first-come, first-served basis, creating a strong economic incentive to flood the network with transactions and win the mint. As transaction volume skyrocketed, validators ran out of memory and crashed, ultimately stalling consensus. Insufficient voting throughput prevented the finalization of earlier blocks, preventing abandoned forks from being cleaned up. As a result, validators became overwhelmed by the sheer number of forks they had to evaluate, exceeding their capacity even after restarts and requiring manual intervention to restore the network. The Solana network was offline for at least eight (8) hours. In June 2022, the Solana network experienced a bug with so-called “durable nonce” transactions leading to consensus failures. The Solana network was offline for at least two and a half hours. In September 2022, the Solana network experienced a bug attributed to validators erroneously producing duplicate blocks at the same block height. The Solana network was offline for at least eight and a half hours. In February 2023, the Solana network experienced another bug with its block propagation mechanism. The Solana network was offline for at least nineteen (19) hours. In February 2024, the Agave client software implementation experienced a bug affecting its compiler. The Solana network was offline for around five (5) hours.

Mathematical or technological advances could undermine the Solana network’s consensus mechanism.

The Solana network relies on cryptographic algorithms for various operations, including address generation, transaction verification and smart contract execution. It is possible that mathematical or technological advances, such as the development of quantum computers with significantly more power than computers presently available, could undermine or vitiate the cryptographic consensus mechanism underpinning the solana blockchain. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of solana and other digital assets. However, recent announcements by computer technology companies have suggested that quantum computing technology may be advancing faster than previously anticipated. For example, in February 2025, Microsoft announced its Majorana 1 chip, which is claimed to have the potential to support a one-million-qubit quantum computer. If quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like solana. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Solana network becoming ineffective, which, if realized, could compromise the security of the Solana network, or allow a malicious actor to compromise the wallets holding solana owned by the Trust or others on the Solana network, which would result in losses to Shareholders. While various actors in the solana community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Solana network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. If any of the foregoing were to occur, it could result in losses to Shareholders. Moreover, normal operations and functionality of the Solana network may be negatively affected. Such losses of functionality could lead to the Solana network losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for solana. Even if another digital asset other than solana were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Smart contracts, including those relating to DeFi applications, are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for solana or cause a wider loss of confidence in the Solana network, either of which could have an adverse impact on the value of solana.

Smart contracts are programs that run on the solana blockchain that execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming can have damaging effects. For example, in June 2016, a vulnerability in the smart contracts underlying the DAO, a distributed autonomous organization for venture capital funding on the Ethereum Network, allowed an attack by a hacker to siphon approximately $60 million worth of ether from The DAO’s accounts into a segregated account. In the aftermath of the theft, certain core developers and contributors pursued a “hard fork” of the Ethereum Network in order to erase any record of the theft. Despite these efforts, the price of ether reportedly dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a reportedly $30 million theft of ether, and in November 2017, a new vulnerability in Parity’s wallet software reportedly led to roughly $160 million worth of ether being indefinitely frozen in an account. Furthermore, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allows hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shut down ERC20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. In another example, in February 2022, a vulnerability in a smart contract for Wormhole, a bridge between the Ethereum Network and Solana network led to a $320 million theft of ether. While persons associated with Solana Labs and/or the Solana Foundation are understood to have played a key role in bringing the network back online, the broader community also played a key role, as solana validators coordinated to upgrade and restart the network. Other smart contracts, such as bridges between blockchain networks and decentralized finance (“DeFi”) protocols have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators such that attackers siphoned over $3.8 billion worth of digital assets from smart contracts in 2022. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of solana, just as they have for other digital assets like ether.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users”. These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. Furthermore, in some cases inadequate public information may be available information asymmetries may exist, even with respect to open-source smart contracts or applications; certain participants may have hidden informational or technological advantages, making for an uneven playing field. There may be opportunities for bad actors to perpetrate fraudulent schemes and engage in illicit activities and other misconduct, such as exit scams and rug pulls (orchestrated by developers and/or influencers who promote a smart contract or application and, ultimately, escape with the money at an agreed time), or Ponzi or similar fraud schemes.

Many DeFi applications are currently deployed on the Solana network, and smart contracts relating to DeFi applications currently represent a significant source of demand for solana. DeFi applications may achieve their investment purposes through self-executing smart contracts that may allow users to invest digital assets in a pool from which other users can borrow without requiring an intermediate party to facilitate these transactions. These investments may earn interest to the investor based on the rates at which borrowers repay the loan, and can generally be withdrawn by the investor. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, users who transact with the smart contract may experience decreased functionality of the smart contract or may suffer a partial or total loss of any digital assets they have used to transact with the smart contract. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Solana network and represent a significant source of demand for solana, public confidence in the Solana network itself could be negatively affected, such sources of demand could diminish and the value of solana could decrease. Similar risks apply to any smart contract or decentralized application, not just DeFi applications.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, or any ability to participate in or otherwise influence a digital asset’s underlying network, could have an adverse effect on the market price of such digital asset.

As of December 31, 2025, the largest 100 solana wallets held approximately 22.76% of the solana in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of solana, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of solana. Competition from other consortia or private blockchains could have a negative impact on the price of solana and adversely affect an investment in the Shares.

Any name change and any associated rebranding initiative by the core developers of solana may not be favorably received by the digital asset community, which could negatively impact the value of solana and the value of the Shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on solana. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of solana and the value of the Shares.

The loss or destruction of a private key required to access solana may be irreversible. The Solana Custodian’s loss of access to a private key associated with the Trust’s solana could adversely affect an investment in the Shares.

Transfers of solana among users are accomplished via solana transactions (i.e., sending solana from one user to another). The creation of a solana transaction requires the use of a unique numerical code known as a “private key.” In the absence of the correct private key corresponding to a holder’s particular solana, the solana is inaccessible. The custody of the Trust’s solana is handled by the Solana Custodian, and the transfer of solana to and from Authorized Participants is directed by the Sponsor. The Sponsor has evaluated the procedures and internal controls of the Trust’s Solana Custodian to safeguard the Trust’s solana holdings. If the Solana Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s solana holdings, and the Trust’s private key(s) is(are) lost, destroyed or otherwise compromised and no backup of the private key(s) is(are) accessible, the Trust will be unable to access its solana, which could adversely affect an investment in the Shares. In addition, if the Trust’s private key(s) is(are) misappropriated and the Trust’s solana holdings are stolen, the Trust could lose some or all of its solana holdings, which could adversely impact an investment in the Shares.

New competing digital assets may result in a reduction in demand for solana, which could have a negative impact on the price of solana and may have a negative impact on the performance of the Trust.

Solana faces significant competition from other digital assets, as well as from other technologies or payment forms, such as SWIFT, ACH, remittance networks, credit cards and cash. There is no guarantee that solana will become a dominant form of cross-border payments, store of value or method of exchange.

Competition From central bank digital currencies and emerging payments initiatives involving financial institutions could adversely affect the value of solana and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, solana and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, solana. As a result of any of the foregoing factors, the value of solana could decrease, which could adversely affect an investment in the Trust.

The price of solana may be affected due to stablecoins (including Tether and USDC), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in and will not hold stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the solana market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of solana. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the solana market. In addition, stablecoins are subject to evolving regulatory requirements in the United States. For example, on July 18, 2025, the U.S. President signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) into law, establishing a federal framework for certain “payment stablecoins,” and U.S. regulators have begun related implementation efforts (including requests for comment and other actions). The GENIUS Act includes provisions addressing the regulatory treatment of certain “payment stablecoins,” including provisions that may affect whether certain payment stablecoins are treated as “securities” under the federal securities laws. However, the scope and interpretation of these provisions and their application to particular stablecoin structures may evolve and may not cover all stablecoin products, programs, or arrangements. In addition, some regulators have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for solana, could cause artificial rather than genuine demand for solana, artificially inflating the price of solana, and also argue that those associated with certain stablecoins may be involved in laundering money or evading sanctions. On February 23, 2021 the New York Attorney General announced a settlement with Tether’s operators, including Bitfinex, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators, Tether Holdings Limited, Tether Operations Limited, Tether Limited, and Tether International Limited, in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. In addition, in June 2025 the U.S. Department of Justice announced an action to recover approximately $225.3 million in USDT linked to alleged cryptocurrency investment scams, and in January 2026 the Department of Justice announced charges alleging that USDT and other crypto assets were used to launder proceeds of corruption. These and similar regulatory, supervisory, and law-enforcement actions may result in the freezing, seizure, delisting, or reduced utility of particular stablecoins, which could reduce liquidity in bitcoin markets and adversely affect the price of bitcoin and, in turn, the value of the Shares.

Bitfinex also agreed to pay the CFTC a $1.5 million fine to settle charges that Bitfinex offered off-exchange leveraged, margined, or financed transactions involving cryptocurrencies, including solana, with U.S. customers who were not eligible contract participants and accepted funds (including in the form of Tether stablecoins) and orders in connection with such illegal off-exchange transactions, triggering an obligation to register with the CFTC, which the CFTC order asserts it violated. The CFTC previously fined Bitfinex in 2016 on similar charges.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the solana market. While USDC is designed to maintain a stable value at 1U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Since then, USDC has generally traded near its intended $1.00 value, but it has experienced fluctuations. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

In addition, implementation of the GENIUS Act and evolving U.S. stablecoin regulation could require stablecoin issuers and market participants to obtain licenses or approvals, satisfy reserve and disclosure requirements, or restrict certain activities, any of which could affect stablecoin availability and liquidity. An affiliate of the Sponsor also has a minority equity interest in the issuer of USDC.

Some stablecoins have been alleged to be securities under the federal securities laws and the regulatory status of stablecoins remains in flux. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin associated with the Binance ecosystem, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem.” However, on June 28, 2024, a federal judge dismissed, at the SEC's claim that BUSD was a security, stating that the SEC failed to credibly establish that BUSD was offered or sold as such. On May 29, 2025, the SEC filed a joint stipulation to dismiss, with prejudice, the civil enforcement action against Binance entities and founder Changpeng Zhao, and stated that the dismissal decision did not necessarily reflect the Commission’s position on other litigation or proceedings. In another example, in November 2023, the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. PayPal later disclosed that, in February 2025, the SEC communicated it was closing this inquiry without enforcement action.

More recently, in April 2025, the SEC’s Division of Corporation Finance staff issued a statement regarding “Covered Stablecoins,” expressing the staff view that the offer and sale of Covered Stablecoins does not involve the offer and sale of securities and that persons participating in the “minting” and redemption of Covered Stablecoins do not need to register such transactions with the Commission under the 1933 Act. This staff statement is not a rule, does not bind the SEC or courts, and may be modified or withdrawn, and it does not address all stablecoin structures (including stablecoins offered with yield, profit-sharing, governance rights, or other investment-like features).

If a widely used stablecoin were determined not to qualify for (or otherwise to fall outside) the statutory and staff positions described above, or a stablecoin-related product or program were legally determined to be a security, this could trigger mass redemptions and broader instability in the digital asset market, negatively impacting the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for solana. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including solana), or regulatory changes affecting stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, and enforcement actions or sanctions targeting stablecoin-related activity or the removal or migration of prominent stablecoins away from the Solana network, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the solana market, and affect the value of solana, and in turn impact an investment in the Shares.

If the digital assets generated and/or transaction fees earned for recording transactions on the Solana network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of solana and the value of the Shares.

If the digital asset “awards” for validating blocks or the transaction fees for recording transactions on the Solana network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the solana blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
A reduction in the processing power expended by validators on the Solana network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control. See “RISK FACTORS—Risks Associated with Solana and the Solana network—The Solana network.” The Solana network could be vulnerable to attacks on transaction finality and consensus processes, which could adversely affect an investment in the Trust or the ability of the Trust to operate.”
•
Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the solana blockchain or a software upgrade automatically charges fees for all transactions on the Solana network, the cost of using solana may increase and the marketplace may be reluctant to accept solana as a means of payment. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Solana network and force users to pay higher fees, thus reducing the attractiveness of the Solana network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Solana network, the value of solana and the value of the Shares.
•
To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the solana blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Solana network and could prevent the Trust from completing transactions associated with the day-to-day operations of the Trust, including creations and redemptions of the Shares in exchange for solana with Authorized Participants.
•
During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Solana network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions, such as Flashbots, have been developed which facilitate validators in capturing MEV produced by these increased fees. The MEV incentive system may lead to an increase in transaction fees on the Solana network, which may diminish its use. Users or other stakeholders on the Solana network could also view the existence of MEV as unfair manipulation of decentralized digital asset networks, and refrain from using DeFi protocols or the Solana network generally. In addition, it’s possible regulators or legislators could enact rules which restrict the use of MEV, which could diminish the popularity of the Solana network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of solana and the value of the Shares.

Validators may suffer losses due to staking, or staking may prove unattractive to validators, which could make the Solana network less attractive.

Validation on the Solana network requires solana to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Solana network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. As part of the “activating” and “de-activating” or “cooling down” processes of staking, staked solana will be inaccessible for a variable period of time determined by a range of factors, resulting in potential inaccessibility during those periods. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Solana network’s proof-of-stake consensus protocol. “De-activating” is the request to exit from the active set and no longer participate in the Solana network’s proof-of-stake consensus protocol. As part of these “activating” and “de-activating” processes of staking on the Solana network, any staked solana will be inaccessible for a period of time. The duration of activating and exiting periods are dependent on a range of factors. However, depending on demand, un-staking can take between one to several epochs to complete. An epoch is approximately two days long on the Solana network.

The Solana network requires the payment of base fees and the practice of paying prioritization fees is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of solana. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Solana network’s adoption or the price of solana. Any disruption of validation on the Solana network could interfere with network operations and cause the Solana network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of solana to decrease. The limited liquidity during the “activation” or “de-activation” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Solana network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of solana to decrease.

Operational cost may exceed the award for validating transaction, and increased transaction fees may adversely affect the usage of the Solana network.

If transaction confirmation fees become too high, the marketplace may be reluctant to use the Solana network. This may result in decreased usage and limit expansion of the Solana network in the retail, commercial and payments space, adversely impacting investment in the Trust. Conversely, if the reward for validators or the value of the transaction fees is insufficient to motivate validators, they may cease to validate transactions.

Ultimately, if the awards of new solana costs of validating transactions grow disproportionately, validators may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Solana network and could adversely affect the value of the solana held by the Trust.

As a result of solana’s fee burning mechanism, the incentives for validators to validate transactions with higher fees are reduced, since those validators would not receive those fees.

An acute cessation of validator operations would reduce the collective processing power on the Solana network, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of the relevant threshold of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process or may adversely impact the value of Shares of the Trust or the ability of the Sponsor to operate.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Solana network, a buyer or seller of digital assets on a peer-to-peer basis directly on the Solana network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump-and-dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset were used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust or the Sponsor were to transact with a sanctioned entity, the Trust or the Sponsor would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for solana. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust, the Sponsor or their respective affiliates could face civil or criminal liability, fines, penalties, or other punishments; be subject to investigation; have their assets frozen; lose access to banking services or services provided by other service providers; or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or could cause losses in value of the Shares.

The Trust and the Sponsor have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know-your-customer (“KYC”) laws and regulations. The Sponsor and the Trust will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence process and/or a thorough KYC process, such as the Authorized Participants, Solana Trading Counterparties, Prime Execution Agent and Solana Custodian. The Prime Execution Agent and Solana Custodian must undergo counterparty due diligence by the Sponsor. Each Authorized Participant must undergo onboarding by the Sponsor prior to placing creation or redemption orders with respect to the Trust.

Furthermore, Authorized Participants, as broker-dealers, and the Prime Execution Agent and Solana Custodian, as entities licensed to conduct virtual currency business activity by the New York Department of Financial Services and as limited-purpose trust companies subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Trust will only accept creation and redemption requests from Authorized Participants who have represented to the Trust that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. The Trust will not hold any solana except that which has been delivered by approved Solana Trading Counterparties or by execution through the Prime Execution Agent, in connection with Authorized Participant creation requests. Moreover, the Prime Execution Agent has represented to the Trust that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts, including those opened by the Authorized Participants or their agents/partners for purposes of facilitating solana deposits to, and withdrawals from, the Trust’s Trading Balance, as required by law.

The Prime Execution Agent and Solana Custodian have adopted and implemented anti-money laundering and sanctions compliance programs that provide additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the Prime Execution Agent and Solana Custodian perform screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Solana Custodian’s and Prime Execution Agent’s blockchain analytics screening programs, any solana that is delivered to the Trust Solana Accounts or the Trust’s Trading Balance will undergo screening designed to assess whether the origins of that solana are illicit.

The Prime Execution Agreement provides, among others, that if the Prime Execution Agent conducts blockchain analytics screening on a solana transaction deposited by an Authorized Participant and such screening results in the solana transaction being suspected or determined to be in violation of certain applicable sanctions laws, the Prime Execution Agent and its affiliates, including the Solana Custodian, will (a) block or reject the deposit of such solana into the Trust’s Trading Account, where required by applicable sanctions laws, and (b) agree to promptly inform the Trust if any fund movement between an Authorized Participant’s account at the Prime Execution Agent and the Trust’s account(s) involves such solana, so long as permitted by applicable law.

However, there is no guarantee that such procedures will always prove to be effective or that the Prime Execution Agent and its affiliates will always perform their obligations. Such screening may also result in the solana identified by such screening being blocked or frozen by the Prime Execution Agent, and thus made unavailable to the Trust. Moreover, the Prime Execution Agreement and Solana Custody Agreement require the Trust to attest that it has performed its own due diligence on the Solana Trading Counterparties it has contracted with to source solana from and has confirmed that the Solana Trading Counterparties have implemented policies, procedures and controls designed to comply with applicable anti-money laundering and applicable sanctions laws. Although the Sponsor arranges for such diligence to be performed, including by the Trust’s service providers, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. Solana Trading Counterparties represent to the Sponsor that they conduct due diligence on their own counterparties from whom they source the solana they deposit with the Trust, and that they have formed a reasonable belief that such solana being transferred by the Solana Trading Counterparty to the Trust was not derived from, or associated with, unlawful or criminal activity. However, there is the risk that Solana Trading Counterparties may not conduct sufficient due diligence processes on the sources of their solana or that their representations to the Sponsor may turn out to be inaccurate, which could cause the Trust to suffer a loss. If the Authorized Participants or Solana Trading Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s procedures or diligence proves to be ineffective, violations of such laws could result, which could result in regulatory liability for the Trust or the Sponsor under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Execution Agent and its affiliates, including the Solana Custodian, under the Prime Execution Agreement and Solana Custody Agreement. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

Unlike some digital assets, which have a limit on outstanding supply, there is no limit on the supply of solana.

Some digital assets, such as bitcoin, have a limit on outstanding supply (a so-called “hard cap”) on the supply of outstanding digital assets. There is no hard cap on the supply of solana, which will continue to be issued as a reward to validators for new blocks. As with many digital assets, the price of solana is heavily influenced by supply and demand. If the supply of solana is inflationary, then in the absence of deflationary forces, solana could lose value, assuming the same amount of demand.

A temporary or permanent “fork” or a “clone” of the Solana network could adversely affect the value of the Shares.

The Solana network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and validators of solana adopt the modification. When a modification is introduced and a substantial majority of users and validators’ consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and validators’ consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Solana network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of solana running in parallel, yet lacking interchangeability. For example, in September 2022, the Ethereum Network transitioned to a proof-of-stake model, in an upgrade referred to as the “Merge.” Following the Merge, a hard fork of the Ethereum Network occurred, as certain Ethereum miners and network participants planned to maintain the proof-of-work consensus mechanism that was removed as part of the Merge. This version of the network was rebranded as “Ethereum Proof-of-Work.”

Forks may also occur as a network community’s response to a significant security breach. For example, in July 2016, the Ethereum Network “forked” into ether and a new digital asset, Ethereum Classic, as a result of the Ethereum Network community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum Network to siphon approximately $60 million of ether held by The DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as ETC. ETC now trades on several digital asset trading platforms. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of ether and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum Network and Ethereum Classic Network, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued ether trading platforms through at least October 2016. An ether trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the validating power of a digital asset network that retained or attracted less validating power, thereby making digital asset networks that rely on proof-of-stake more susceptible to attack.

Protocols may also be cloned. Unlike a fork, which modifies an existing blockchain, and results in two competing networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of solana at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Solana network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork.

Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, following the DAO hack in July 2016, holders of ether voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of ether rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of solana at the time of announcement or adoption. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash Network to launch Zclassic, a substantially identical version of the Zcash Network that eliminated the Founders’ Reward. For the days following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell off of ZEC beginning immediately after the Zcash Network launch on October 28, 2016. A clone may also adversely affect the price of solana at the time of announcement or adoption. A future fork in or clone of the Solana network could adversely affect the value of the Shares or the ability of the Trust to operate.

In the event of a hard fork of the Solana network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine which network should be considered the appropriate network for the Trust’s purposes, and in doing so may adversely affect the value of the Shares.

In the event of a hard fork of the Solana network, the Sponsor will, if permitted by the terms of the Trust Agreement, use its discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Solana network, is generally accepted as the Solana network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of solana, users, service providers, businesses, validators and other constituencies, as well as the actual continued acceptance of, validation power on, and community engagement with, the Solana network. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders and security vendors on what is generally accepted as solana and should therefore be considered “solana” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

In the event of a hard fork of the Solana network, the Solana Custodian’s operations may be interrupted or subject to additional security risks that could disrupt the Trust’s ability to process creations and redemptions of Shares or otherwise threaten the security of the Trust’s solana holdings.

In the event of a hard fork of the Solana Ledger, the Solana Custodian may temporarily halt the ability of customers (including the Trust) to deposit, withdraw or transfer solana on the Solana Custodian’s platform. Such a delay may be intended to permit the Solana Custodian to assess the resulting versions of the Solana network, to determine how best to securely “split” the solana from the Forked Asset, and to prevent malicious users from conducting “replay attacks” (i.e., broadcasting transactions on both versions of the forked networks to put Solana Custodian assets at risk). As a result, the Trust is likely to suspend creations and redemptions during a period in which the Solana Custodian’s operations are halted.

In addition, any losses experienced by the Solana Custodian due to a hard fork, including due to replay attacks or technological errors in assessing the fork, could have a materially adverse impact on an investment in the Shares.

Shareholders may not receive the benefits of any forks or “airdrops.”

We refer to the right to receive any benefits arising from a fork, airdrop (defined below), or similar event as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” The only crypto asset to be held by the Trust will be solana. The Trust has adopted the following procedures to address situations involving any fork, airdrop or similar event that results in the issuance of Incidental Rights or IR Virtual Currency that the Trust may receive. The Trust Agreement stipulates that if a fork occurs, the Sponsor shall determine which asset constitutes solana and which network constitutes the Solana network, and the Sponsor will as soon as possible cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. Because the Trust will abandon any Incidental Rights and IR Virtual Currency, the Trust would not receive any direct or indirect consideration for the Incidental Rights or IR Virtual Currency and thus the value of the Shares will not reflect the value of the Incidental Rights or IR Virtual Currency. Such Incidental Rights or IR Virtual Currency will not be taken into account for purposes of determining NAV. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency that is not solana in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor would arrange to sell or otherwise dispose of the Incidental Rights or IR Virtual Currency and for the proceeds (if any) to be distributed to the Shareholders. There can be no assurance as to whether or when the Sponsor would make such a decision, or when the Exchange will seek or obtain this approval, if at all.

In addition to forks, a digital asset may become subject to a similar occurrence known as an “airdrop.” In an airdrop, the promotors of a new digital asset announce to holders of another digital asset that such holders will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Neither the Trust nor the Sponsor shall be under any obligation to claim or attempt to secure or realize any economic benefit from “airdropped” assets, and the Sponsor will cause the Trust to irrevocably and permanently abandon, for no consideration, such Incidental Rights or IR Virtual Currency. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules to permit the Trust to distribute the Incidental Rights or IR Virtual Currency associated with the airdropped assets in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor would arrange to sell or otherwise dispose of the Incidental Rights or IR Virtual Currency and for the proceeds (if any) to be distributed to the Shareholders.

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights and any IR Virtual Currency associated with such event. As such, Shareholders will not receive the benefits of any forks, and the Trust is not able to participate in any airdrop. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules to permit the Trust to change this policy.

Even if required regulatory approval is sought and obtained, Shareholders may not receive the benefits of any forks, airdrops, or similar events, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. Any inability to recognize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares.

The Solana network could be vulnerable to attacks on transaction finality and consensus processes, which could adversely affect an investment in the Trust or the ability of the Trust to operate.

The Solana network is currently vulnerable to several types of attacks, including:

•
“33% attack” where, if a validator or group of validators were to gain control of more than 33% of the total staked solana on the Solana network, a malicious actor could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain.
•
“50% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the total staked solana on the Solana network, a malicious actor would be able to gain full control of the Solana network and the ability to manipulate the blockchain on a forward-looking basis, including censoring transactions following the achievement of threshold, double-spending and fraudulent block propagation, while the attacker maintains the threshold. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively.
•
“>66% attack” where, if a validator or group of validators acting in concert were to gain control of more than 66% of the total staked solana on the Solana network, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation, both on a forward-and backward-looking basis. The attacker could unilaterally finalize their preferred chain without the votes of any other stakers, and could also reverse past finalized blocks.ii

If a malicious actor, group or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains certain percentages of the validating power dedicated to validation on the Solana network is controlled by a bad actor (often referred to as a “51% attack”, though the numerical thresholds vary in the proof-of-stake consensus mechanism of the Solana network), it may be able to alter the solana blockchain on which the Solana network and solana transactions rely. The Solana network’s proof-of-stake consensus mechanism requires a 2/3 supermajority of validators who have staked solana to vote in favor in order to finalize transactions and add blocks to the solana blockchain. If the bad actor were to obtain 2/3 of the total solana staked in validation processes, it is widely believed that the bad actor could construct fraudulent blocks, “double-spend” its own solana (i.e., spend the same solana in more than one transaction), or censor other users’ transactions by preventing them from being confirmed while continuing to validate and confirm its own transactions and earn the associated block reward, thereby enriching itself while also entrenching its own control of the solana blockchain. If the bad actor were to obtain 1/3 of the total solana staked in validation processes, the bad actor could prevent certain transactions from completing in a timely manner, or at all, and prevent the confirmation of other users’ transactions, though this would likely be temporary (since it would likely be penalized for inactivity leakage, resulting in the bad actor’s staked solana being slashed, as defined below) and it likely could not double spend or propagate fraudulent blocks without the 66% supermajority of staked assets. With control of the respective threshold of total staked assets on the Solana network, it could be possible for the malicious actor to control, exclude or modify the ordering of transactions on the solana blockchain and prevent the confirmation of other users’ transactions, while continuing to mine new solana and confirm its own blocks, for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the validating power on the Solana network or the solana community did not reject the fraudulent blocks as malicious or to the extent that such bad actor did not yield its control of processing power, reversing any changes made to the solana blockchain may be difficult or impossible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Solana network.

For example, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million. Any similar attacks on the Solana network could negatively impact the value of solana and the value of the Shares.

In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade.

Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the Solana network, which could negatively impact the value of solana and the value of the Shares.

Although there are no known reports of malicious control of the Solana network, if groups of coordinating or connected solana holders that together have more than 50% of outstanding solana, were to stake that solana and run validators, they could exert authority over the validation of solana transactions. This risk is heightened if over 50% of the validating power on the network falls within the jurisdiction of a single governmental authority. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of solana, the feasibility of a malicious actor obtaining control of the validating power on the Solana network will increase, which may adversely affect the value solana and the value of the Shares.

A malicious actor may also obtain control over the Solana network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Solana network, the risk that a malicious actor may be able to obtain control of the Solana network in this manner exists. Moreover, it is possible that a group of solana holders that together control more than 50% of outstanding solana are in fact part of the initial or core developer group, or are otherwise influential members of the solana community. To the extent that the initial or existing core developer groups also control more than the relevant thresholds of outstanding solana, as some believe, the risk of and arising from this particular group of users obtaining control of the validating power on the Solana network will be even greater, and should this materialize, it may adversely affect the value of the Shares.

If validators exit the Solana network, it could increase the likelihood of a malicious actor obtaining control.

Validators exiting the network could make the Solana network more vulnerable to a malicious actor obtaining control of a large percentage of staked solana, which might enable them to manipulate the solana blockchain by censoring or manipulating specific transactions, as discussed previously. If the solana blockchain suffers such an attack, the price of solana could be negatively affected, and a loss of confidence in the Solana network could result. Any reduction in confidence in the transaction confirmation process or staking power of the Solana network may adversely affect an investment in the Trust.

The digital asset trading platforms on which solana trades are relatively new and largely unregulated or may not be complying with existing regulations.

Digital asset trading platforms are relatively new and, in some cases, unregulated. Many operate outside the United States.

Furthermore, while many prominent digital asset trading platforms provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance, many digital asset trading platforms do not provide this information. Digital asset trading platforms may not be subject to, or may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. As a result, the marketplace may lose confidence in digital asset trading platforms, including prominent trading platforms that handle a significant volume of solana trading.

Many digital asset trading platforms are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset trading platforms was false or noneconomic in nature, with specific focus on unregulated trading platforms located outside of the United States. Such reports alleged that certain overseas trading platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non-economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their coins. Although these reports concerned bitcoin, it is possible that similar concerns are present for solana markets as well.

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset trading platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period.

In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Although bitcoin and solana are different assets, solana prices may be subject to similar activity. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of digital assets and/or negatively affect the market perception of digital assets.

The solana market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many solana trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of solana on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset trading platforms, or may not exist at all. [For example, in October 2025 the crypto markets experienced a sudden flash crash in which automated liquidations reportedly exceeded $19 billion within about 24 hours and total market capitalization fell by roughly 14 percent over several days. The full impact of that event may not yet be fully reflected in the crypto asset ecosystem.]1

Digital asset trading platforms may be exposed to security breaches.

The nature of the assets held at solana trading platforms makes them appealing targets for hackers and a number of digital asset trading platforms have been victims of cybercrimes. Over the past several years, some digital asset trading platforms have been closed due to security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms. While, generally speaking, smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset trading platforms could be subject to abrupt failure with consequences both for users of digital asset trading platforms and for the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other exchanges from around $795 on February 6, 2014, to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset exchange. The value of bitcoin and other digital assets immediately decreased by more than 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-e, a now-defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In January 2018, the Japanese digital asset trading platform, Coincheck was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset trading platform Bitgrail was hacked,

1NTD: Flagging the insertion of this language per our discussion last quarter.

resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset trading platforms, Binance, was hacked, resulting in losses of approximately $40 million.

Digital asset trading platforms may be exposed to fraud and market manipulation.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and manipulation in the solana market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in solana manipulating solana pricing; (3) hacking of the Solana network and trading platforms; (4) malicious control of the Solana network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in solana, new sources of demand for solana) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “RISK FACTORS—Risk Factors Related to Digital Assets—Prices of Solana may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at solana trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto market and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

Over the past several years, some digital asset trading platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset trading platforms. While, generally speaking, smaller digital asset trading platforms are less likely to have the infrastructure and capitalization that make larger digital asset trading platforms more stable, larger digital asset trading platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset trading platforms could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other trading platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset trading platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based cryptocurrency trading platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset trading platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset trading platform, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset trading platform, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset trading platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe. The U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. In February 2025, approximately $1.5 billion of ether was stolen from the Dubai-based Bybit exchange. Bybit claims the hack occurred when the company was making a routine transfer of ether from an offline “cold” wallet to a hot wallet, with attacker suspected to be agents of North Korea exploiting security controls to gain control of the assets.

The potential consequences of a digital asset trading platform failure or failure to prevent market manipulation could adversely affect the value of the Shares. Manipulative trading or market abuse could create artificial or distorted prices, cause a loss of investor confidence in solana, adversely impact pricing trends in solana markets broadly, and cause losses from an investment in Shares of the Trust.

In addition, negative perception, a lack of stability and standardized regulation in the digital asset markets and the closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, security breaches or government mandated regulation, and associated losses by customers, may reduce confidence in the Solana network and result in greater volatility or decreases in the prices of solana. Furthermore, the closure or temporary shutdown of a digital asset exchange used in calculating the Pricing Benchmark may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis. The potential consequences of a digital asset exchange’s failure could adversely affect the value of the Shares.

Digital asset trading platforms may be exposed to wash trading.

Solana trading platforms on which solana trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the global digital asset trading market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of solana and/or negatively affect the market perception of solana. If they were to affect trading at a trading platform which is used to calculate the CME CF Solana – Dollar Reference Rate – New York Variant, they could cause the Trust’s NAV to be calculated incorrectly and cause Shareholders to suffer losses.

To the extent that wash trading either occurs or appears to occur in solana trading platforms on which solana trades, investors may develop negative perceptions about solana and the digital assets industry more broadly, which could adversely impact the price of solana and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset trading platforms at a relative competitive disadvantage.

Digital asset trading platforms may be exposed to front-running.

Solana trading platforms on which solana trades may be susceptible to “front-running,” which refers to the process when someone uses access to confidential information, or technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running can occur via manipulation of transaction validation and mining processes, or the theft or misappropriation of confidential information by insiders. To extent that front-running occurs in solana markets, it may result in concerns as to the price integrity of digital asset exchanges and digital assets more generally.

Momentum pricing.

The market price of solana is not based on any kind of claim, nor is it backed by any physical asset. Instead, the market value depends in part on the expectation of being usable in future transactions and continued interest from investors. This strong correlation between an expectation and market value is the basis for the current (and probable future) volatility of the market price of solana and may increase the likelihood of momentum pricing.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, solana may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of solana and, in turn, an investment in the Trust.

The value of solana as represented by the Pricing Benchmark may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing of solana has previously resulted, and may continue to result, in speculation regarding future appreciation or depreciation in the price of solana, further contributing to volatility and potentially inflating prices at any given time. These dynamics may impact the value of an investment in Trust.

Some market observers have asserted that in time, the value of digital assets will fall to a fraction of their current value, or even to zero. Solana has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

Political or economic crises may motivate large-scale sales of solana, which could result in a reduction in the price of solana and adversely affect an investment in the Shares.

As an alternative to fiat currencies that are backed by central governments, solana is subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of solana, either globally or locally. Large-scale sales of solana would result in a reduction in its price and adversely affect an investment in the Shares.

Ownership of solana is pseudonymous, and the supply of accessible solana is unknown. Entities with substantial holdings in solana may engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, which could result in a reduction in the price of solana and adversely affect an investment in the Shares.

There is no registry showing which individuals or entities own solana or the quantity of solana that is owned by any particular person or entity. It is possible, and in fact, reasonably likely, that a small group of early solana adopters hold a significant proportion of the solana that has been created to date. There are no regulations in place that would prevent a large holder of solana from selling solana it holds. To the extent such large holders of solana engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, it could result in a reduction in the price of solana and adversely affect an investment in the Shares.

Due to the nature of private keys, solana transactions are irrevocable and stolen or incorrectly transferred solana may be irretrievable. As a result, any incorrectly executed Solana transactions could adversely affect an investment in the trust.

Solana transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been signed with private keys, verified and recorded in a block that is added to the solana blockchain, an incorrect transfer of cryptocurrency, such as solana, or a theft of solana generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. Although the Trust’s transfers of solana will regularly be made to or from the Trust’s accounts at the Solana Custodian or the Additional Solana Custodian, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s solana could be transferred from the Trust’s account at the Solana Custodian or the Additional Solana Custodian in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that the Trust is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in the Trust.

The custody of the Trust’s solana is handled by the Solana Custodian or the Additional Solana Custodian, and the transfer of solana to and from Liquidity Providers normally takes place through the Solana Custodian’s Clearing Services and is directed by the Administrator and the Transfer Agent. The Sponsor has evaluated the procedures and internal controls of the Trust’s Solana Custodian and the Additional Solana Custodian to safeguard the Trust’s solana holdings, as well as the procedures and internal controls of the Trust’s Administrator.

However, it is possible that, through computer or human error, or through theft or criminal action, the Trust’s solana could be transferred from the Trust’s Solana Account or Clearing Account at the Solana Custodian or the Additional Solana Account at the Additional Solana Custodian in incorrect amounts or to unauthorized third parties, or to incorrect destination addresses on the solana blockchain.

Alternatively, if the Solana Custodian’s and the Additional Solana Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s solana holdings, and the Trust’s private key(s) is (are) lost, destroyed or otherwise compromised and no backup of the private key(s) is (are) accessible, the Trust will be unable to access its solana, which could adversely affect an investment in the Shares of the Trust. In addition, if the Trust’s private key(s) is (are) misappropriated and the Trust’s solana holdings are stolen, including from or by the Solana Custodian or the Additional Solana Custodian, the Trust could lose some or all of its solana holdings, which could adversely impact an investment in the Shares of the Trust.

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset exchange Huobi announced that it had sent approximately 900 bitcoins and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s solana through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred solana. The Trust will also be unable to convert or recover its solana transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

A disruption of the internet may affect Solana network operations, which may adversely affect the solana industry and an investment in the Trust.

The Solana network relies on the Internet. A significant disruption of Internet connectivity (i.e., one that affects large numbers of users or geographic regions) could disrupt the Solana network’s functionality and operations until the disruption of the Internet is resolved. A disruption of the Internet could adversely affect an investment in the Trust or the ability of the Trust to operate.

Decentralized governance of the Solana network could have a negative impact on the performance of the Trust.

The governance of decentralized networks, such as the Solana network, is by voluntary consensus and open competition. In other words, the Solana network has no central decision-making body or clear manner in which participants can come to an agreement other than through voluntary, widespread consensus. As a result, a lack of widespread consensus in the governance of the Solana network may adversely affect the network’s utility and ability to adapt and face challenges, including technical and scaling challenges. Historically the development of the source code of the Solana network has been overseen by Solana Labs, the Solana Foundation, and other core developers. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and validators adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset. However, the Solana network would cease to operate successfully without both validators and users, and the core developers cannot formally compel them to adopt the changes to the source code desired by core developers, or to continue to render services or participate in the Solana network. As a general matter, the governance of the Solana network generally depends on most of members of the solana community ultimately reaching some form of voluntary agreement on significant changes.

The decentralized governance of the Solana network may make it difficult to find or implement solutions or marshal sufficient effort to overcome existing or future problems, especially protracted ones requiring substantial directed effort and resource commitment over a long period of time, such as scaling challenges. The Solana network’s failure to overcome governance challenges could exacerbate problems experienced by the network or cause the network to fail to meet the needs of its users, and could cause users, validators, and developer talent to abandon the Solana network or to choose competing blockchain protocols, or lead to a drop in speculative interest, which could cause the value of solana to decline. If the solana community is unable to reach consensus in the future, it could have adverse consequences for the network or lead to a fork, which could affect the value of solana.

The open-source structure of the Solana network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Solana network protocol. A failure to properly monitor and upgrade the Solana network protocol could damage the Solana network and an investment in the trust.

The Solana network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to solana development. As new solana are rewarded solely for validator activity (other than the 500 million minted in 2018 upon launch of the solana testnet) and are not sold on an ongoing basis to generate revenue to support development activity, and the Solana network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Solana network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Solana network and the core developers may lack the resources to adequately address emerging issues with the Solana network protocol. Although the Solana network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. The perception that high-profile contributors may no longer contribute to the network may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum core developer Vitalik Buterin had died. Following the rumor, the price of ETH decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ETH. In the event a high-profile contributor to the Solana network is perceived as no longer able to contribute to the Solana network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of solana, which could adversely impact the value of the Shares.

In another example, FTX, one of the largest Digital asset trading platforms at the time, experienced a high-profile collapse in November 2022. Along with its CEO Sam Bankman-Fried and Alameda Research (a digital asset trading firm also owned by Bankman-Fried), FTX had provided substantial financial and developmental support to the solana project. Bankman-Fried was also a strong and vocal supporter of solana and the Solana network. It does not appear, however, that FTX, Alameda Research, or any other Bankman-Fried-affiliated entity had a formal relationship with Solana Labs or the Solana Foundation, or that Solana Labs or the Solana Foundation were involved in any of FTX, Alameda Research or Bankman-Fried’s alleged misconduct. Based on public information it does not appear that FTX or Alameda Research operated a validator node on the Solana network. The price of solana fell severely immediately following the news of FTX’s insolvency (although it has since recovered substantially).

In the event a high-profile contributor to the Solana network, such as Anatoly Yakovenko, is perceived as no longer contributing to the Solana network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of solana, which could adversely impact the value of the Shares.

Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Solana network.

In addition, a bad actor could also attempt to interfere with the operation of the Solana network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Solana network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Solana network and an investment in the Trust may be adversely affected.

Flaws in source code.

In the past, flaws in the source code for digital asset networks have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. The cryptography underlying solana could prove to be flawed or ineffective, or developments in mathematics and/or technology, such as advances in digital computing, algebraic geometry and quantum computing, could make cryptography ineffective. In any of these circumstances, a malicious actor may be able to steal solana held by others, which could adversely affect the demand for solana and therefore adversely impact the price of solana and the value of the Shares. Even if a digital asset other than solana were affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including solana, and therefore adversely affect the value of the Shares.

Competition from the emergence or growth of other digital assets or methods of investing in solana could have a negative impact on the price of solana and adversely affect the value of the Shares.

As of March 18, 2026, solana was the seventh largest digital asset by market capitalization as tracked by CoinMarketCap.com. As of March 18, 2026, there were over 16,000 alternative digital assets tracked by CoinGecko.com, having a total market capitalization of approximately $2.2 trillion (including the approximately $51.25 billion market cap of solana), as calculated using market prices and total available supply of each digital asset, excluding tokens pegged to other assets. Solana faces competition from a wide range of digital assets, including bitcoin and ether. Solana is also supported by fewer regulated trading platforms than more established digital assets, such as bitcoin and ether, which could impact its liquidity. In addition, solana is in direct competition to other smart contract platforms, such as ether, Polkadot, Avalanche and Cardano. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as EOS, Tezos, Tron, and numerous others, could have a negative impact on the demand for, and price of, solana and thereby adversely affect the value of the Shares.

In addition, some digital asset networks, including the Solana network, may be the target of ill will from users of other digital asset networks. For example, in July 2016, the Solana network underwent a contentious hard fork that resulted in the creation of a new digital asset network called Solana Classic. As a result, some users of the Solana Classic network may harbor ill will toward the Solana network. These users may attempt to negatively impact the use or adoption of the Solana network.

Investors may invest in solana through means other than the Shares, including through direct investments in solana and other potential financial vehicles, possibly including securities backed by or linked to solana and digital asset financial vehicles similar to the Trust, or other futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in solana directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of solana are formed and represent a significant proportion of the demand for solana, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding solana, could negatively affect the Pricing Benchmark, the Trust’s solana holdings, the price of the Shares, the net asset value of the Trust and the NAV.

Congestion or delay in the Solana network may negatively impact the Trust.

Increased transaction volume could result in delays in the recording of transactions due to congestion in the Solana network. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Solana network. Any delay in the Solana network could affect the Sponsor’s, an Authorized Participant’s or an Authorized Participant Designee’s ability to buy or sell Solana network at an advantageous price resulting in decreased confidence in the Solana network. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties as a means of payment. As a result, the Solana network and the value of the Trust would be adversely affected.

Risks Associated with the Pricing Benchmark, SRR and CME Solana Real Time Price

The Pricing Benchmark, SRR and CME Solana Real Time Price each have a limited history.

The Pricing Benchmark, which was introduced on September 16, 2024, is based on materially the same methodology (except calculation time) as the SRR, which was first introduced on April 25, 2022. The Pricing Benchmark and the SRR have a limited history and their value is an average composite reference rate calculated using volume-weighted trading price data from the Constituent Platforms. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess Pricing Benchmark’s performance. The Benchmark Provider has substantial discretion at any time to change the methodology used to calculate the Pricing Benchmark, including the Constituent Platforms that contribute prices to the Trust’s NAV. The Benchmark Provider does not have any obligation to take into consideration the needs of the Trust, the Shareholders, or anyone else in connection with such changes. There is no guarantee that the methodology currently used in calculating the Pricing Benchmark will appropriately track the price of solana in the future. Neither the CME Group nor the Benchmark Provider has any obligation to take into consideration the needs of the Trust or the Shareholders in determining, composing, or calculating the Pricing Benchmark or in the selection of the Constituent Platforms used. The Constituent Platforms are chosen by the Benchmark Provider, under the oversight of the CME CF Cryptocurrency Pricing Products Oversight Committee.

Although the Pricing Benchmark is intended to accurately capture the market price of solana, third parties may be able to purchase and sell solana on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price. Moreover, there may be variances in the price of solana on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the Pricing Benchmark provides a U.S. dollar-denominated price of solana based on the volume-weighted price of solana on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform may not be equal to the price of solana as represented by the Pricing Benchmark. It is possible that the price of solana on the Constituent Platforms could be materially higher or lower than the Pricing Benchmark price. To the extent the Pricing Benchmark price differs materially from the actual prices available on a Constituent Platform, or from the global market price of solana, the price of the Shares may no longer track, whether temporarily or over time, the global market price of solana, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of solana. To the extent such prices differ materially from the Pricing Benchmark price, investors may lose confidence in the Shares’ ability to track the market price of solana, which could adversely affect the value of the Shares.

The pricing sources (Constituent Platforms) used by the Pricing Benchmark are digital asset trading venues that facilitate the buying and selling of solana and other digital assets. Although many pricing sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or the CFTC and they do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of solana may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of solana used in Pricing Benchmark calculations and, therefore, could adversely affect the solana price as reflected by the Pricing Benchmark.

The Constituent Platforms have changed over time. Upon the launch of the SRR in 2022, the Constituent Platforms were Coinbase, Gemini and Kraken. LMAX Digital was added a Constituent Platform in February 2025, Bitstamp in July 2025 and Crypto.com in August 2025. The Benchmark Provider, under the oversight of the CME CF Cryptocurrency Pricing Products Oversight Committee, may remove or add Constituent Platforms in the future at its discretion.The Pricing Benchmark is based on various inputs which may include price data from various third-party digital asset trading platforms. Neither the CME Group nor the Benchmark Provider guarantees the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

The Trust utilizes the Pricing Benchmark to establish its NAV and NAV per Share. In the event that the Pricing Benchmark is incorrectly calculated, is not timely calculated or changes its calculation methodology in the future, such an occurrence may adversely impact an investment in the Shares or the Trust’s operations.

The CME Solana Real Time Price also has a limited history and shares some of the same structural and methodological features and risks as the Pricing Benchmark. The Trust utilizes the CME Solana Real Time Price to establish its ITV. While investors are capable of assessing the intra-day movement of the price of the Shares and the solana market price of solana, Shareholders may use the ITV as a data point in their assessment of the value of the Shares. In the event that the CME Solana Real Time Price is incorrectly calculated, is not timely calculated or changes its calculation methodology in the future, such an occurrence may adversely impact the utility of the ITV to Shareholders.

Although the Pricing Benchmark and CME Solana Real Time Price are designed to accurately capture the market price of solana, third parties may be able to purchase and sell solana on public or private markets not included among the Constituent Platforms of the Pricing Benchmark and CME Solana Real Time Price, and such transactions may take place at prices materially higher or lower than the level of the Pricing Benchmark used to establish the NAV. To the extent such prices differ materially from the level of the Pricing Benchmark used to establish the NAV, investors may lose confidence in the Shares’ ability to track the market price of solana, which could adversely affect an investment in the Shares.

The Benchmark Provider could experience systems failures or errors.

If the computers or other facilities of the Benchmark Provider, data providers and/or relevant stock exchange malfunction for any reason, calculation and dissemination of the Pricing Benchmark may be delayed. Errors in Pricing Benchmark data, the Pricing Benchmark computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to errors in the Pricing Benchmark, which may lead to a different investment outcome for the Trust and its Shareholders than would have been the case had such events not occurred. The Pricing Benchmark is the reference price for calculating the Trust’s NAV. Consequently, losses or costs associated with the Pricing Benchmark’s errors or other risks described above will generally be borne by the Trust and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing.

If the Pricing Benchmark is not available, the Trust’s holdings may be fair valued in accordance with the policy approved by the Sponsor. If the Pricing Benchmark is not available, or if the Sponsor determines, in its sole discretion, that the Pricing Benchmark does not reflect an accurate solana price, the Trust’s holdings may be “fair valued” in accordance with the valuation policies approved by the Sponsor. Those valuation policies stipulate that when seeking to fair value solana, the Sponsor may apply all available factors the Sponsor deems relevant at the time of the determination, and may be based on analytical values determined by the Sponsor using third-party valuation models. Pursuant thereto, the Sponsor expects to utilize a volume-weighted average price or volume-weighted median price of solana provided by a secondary pricing source (“Secondary Source”). If a Secondary Source is not available or the Sponsor in its sole discretion determines the Secondary Sources are unreliable, the price set by the Trust’s principal market as of 4:00 p.m. EST, on the valuation date would be considered for utilization. In the event the principal market price is not available or the Sponsor in its sole discretion determines the principal market valuation is unreliable the Sponsor will use its best judgment to determine a good faith estimate of fair value based upon all available factors. The Sponsor does not anticipate that the need to “fair value” solana will be a common occurrence.

To the extent the valuation determined in accordance with the policy approved by the Sponsor differs materially from the actual market price of solana, the price of the Shares may no longer track, whether temporarily or over time, the global market price of solana, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the global market price of solana. To the extent such prices differ materially from the market price for solana, investors may lose confidence in the Shares’ ability to track the market price of solana, which could adversely affect the value of the Shares. The Sponsor does not anticipate that the need to “fair value” solana will be a common occurrence.

The Pricing Benchmark could fail to track the global solana price, and a failure of the Pricing Benchmark could adversely affect the value of the Shares.

Although the Pricing Benchmark is intended to accurately capture the market price of solana, third parties may be able to purchase and sell solana on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price. Moreover, there may be variances in the price of Solana on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. While the Pricing Benchmark provides a U.S. dollar-denominated composite for the price of solana based on the volume-weighted price of solana on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform or pricing source may not be equal to the price of solana as represented by the Pricing Benchmark. It is possible that the price of solana on the Constituent Platforms could be materially higher or lower than the Pricing Benchmark price. To the extent the Pricing Benchmark price differs materially from the actual prices available on a Constituent Platform, or from the global market price of solana, the price of the Shares may no longer track, whether temporarily or over time, the global market price of solana, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of solana. To the extent such prices differ materially from the Pricing Benchmark price, investors may lose confidence in the Shares’ ability to track the market price of solana, which could adversely affect the value of the Shares.

The Sponsor can discontinue using the Pricing Benchmark and use a different pricing or valuation methodology instead.

The Sponsor, in its sole discretion, may cause the Trust to price its portfolio based upon an index, benchmark or standard other than the Pricing Benchmark at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index, benchmark or standard better aligns with the Trust’s investment objectives and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to, a determination that the Pricing Benchmark price of solana differs materially from the global market price of solana and/or that third parties are able to purchase and sell solana on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an index, benchmark or standard other than the Pricing Benchmark, it will provide Shareholders with notice in a prospectus supplement and/or through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The Pricing Benchmark price used to calculate the value of the Trust’s solana may be volatile, adversely affecting the value of the Shares.

The price of solana on public digital asset trading platforms has a limited history, and during this history, solana prices on the digital asset markets more generally, and on digital asset trading platforms individually, have been volatile and subject to influence by many factors, including operational interruptions. While the Pricing Benchmark is designed to limit exposure to the interruption of individual digital asset trading platforms, the Pricing Benchmark price, and the price of solana generally, remains subject to volatility experienced by digital asset exchanges, and such volatility could adversely affect the value of the Shares.

Furthermore, because the number of liquid and credible digital asset trading platforms is limited, the Pricing Benchmark will necessarily be composed of a limited number of digital asset trading platforms. If a digital asset trading platform were subjected to regulatory, volatility or other pricing issues, the Benchmark Provider would have limited ability to remove such digital asset trading platform from the Pricing Benchmark, which could skew the price of solana as represented by the Pricing Benchmark. Trading on a limited number of digital asset trading platforms may result in less favorable prices and decreased liquidity of solana and, therefore, could have an adverse effect on the value of the Shares.

The Pricing Benchmark price being used to determine the NAV of the Trust may not be consistent with GAAP. To the extent that the Trust’s financial statements are determined using a different pricing source that is consistent with GAAP, the NAV reported in the Trust’s periodic financial statements may differ, in some cases significantly, from the Trust’s NAV determined using the Pricing Benchmark pricing.

The Trust will determine the NAV of the Trust on each business day based on the value of solana as reflected by the Pricing Benchmark. The methodology used to calculate the Pricing Benchmark price to value solana in determining the NAV of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the Pricing Benchmark is deemed inconsistent with GAAP, the Trust will utilize an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements. Creation and redemption of Baskets, the Sponsor Fee and other expenses borne by the Trust will be determined using the Trust’s NAV determined daily based on the Pricing Benchmark. Such NAV of the Trust determined using the Pricing Benchmark price may differ, in some cases significantly, from the NAV reported in the Trust’s periodic financial statements.

Risks Related to Pricing

The Trust’s portfolio will be priced, including for purposes of determining the NAV, based upon the Pricing Benchmark. The price of solana in U.S. dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s solana holdings as reflected in the Pricing Benchmark. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility; trading activity; the closing of solana trading platforms due to fraud, failure, security breaches or otherwise; and the fact that supply-and-demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply-and-demand forces influencing the market price of solana.

Shareholders also should note that the size of the Trust in terms of total solana held may change substantially over time and as Baskets are created and redeemed.

In the event that the value of the Trust’s solana holdings or solana holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

Risks Associated with Staking

Staking may subject the Trust to risks, which in the may include loss of rewards, slashing penalties, and operational uncertainties.

The Trust intends that nearly all of the Trust’s solana will be staked. The Trust will stake solana from a Trust Staking Account, which is maintained at the Solana Custodian, by delegating such solana to validator(s) operated by the Staking Agent(s). The staked solana remains in the custody of the Solana Custodian, but is locked during the staking process, subject to a cooldown period of up to one epoch (typically two days) upon undelegation before it becomes fully liquid and transferable again.

Solana uses a delegated proof-of-stake (DPoS) consensus mechanism with a unique architecture that includes a proof-of-history (PoH) component to sequence events on the blockchain. Participants who stake solana delegate their tokens’ “stake weight” to one or more validators. These validators then participate in consensus by employing the solana network protocol. Although automatic slashing does not exist as a part of the Solana network today as it does on other networks, such as the Ethereum Network which has a protocol for slashing that gets automatically applied if validators commit certain, it may exist in this form on the Solana network the future, which could result in the potential incurrence of penalties for misbehavior or downtime. However, slashing exists in the Solana network through social consensus, as the Solana community attempts to slash validators who commit malicious acts. If a validator operated by a Staking Agent to which the Trust’s solana has been delegated is slashed by the Solana network, a variable amount of assets of the Trust will be burned by the Solana network and irretrievable by the Trust, causing loss. There is no assurance that the Staking Agents will not act maliciously or be subject to slashing penalties or that the Trust will be able to recover any percentage of solana that has been subject to slashing penalties. While automatic slashing is not currently enabled on the Solana network, there are proposals for its implementation and, to some extent, there is currently social slashing. It remains unclear exactly how or when, if at all, automatic slashing will be introduced.

While staking solana offers the potential to derive additional solana, it also exposes the Trust to several risks. The Trust’s staking is dependent on the performance and uptime of the validators operated by the Staking Agents to which the Trust’s solana has been delegated for staking. Although the Solana network has historically not implemented slashing functionality, its protocol architecture allows for slashing to be expanded or enforced more aggressively in the future via validator consensus or governance upgrades. Any future addition of slashing could result in the partial or complete loss of the Trust’s staked solana and may materially and adversely affect the value of the Trust’s assets and the NAV of the Shares.

Additionally, staking involves operational reliance on the Solana Custodian and Staking Agents. The Solana Custodian is responsible for establishing and maintaining the Trust Staking Account(s) and for facilitating the delegation of solana. The Staking Agents are responsible for validator infrastructure and ongoing management of the delegation process. If the Solana Custodian or Staking Agents experience operational or other difficulties, terminate their services, fail to comply with regulations, raise their prices or dispute key intellectual property rights sold or licensed to, the Trust, the Trust could suffer losses. The Trust may also suffer the consequences of the Solana Custodian’s or a Staking Agent’s mistakes. If the validators fail to behave as expected, default, fail to perform, suffer cybersecurity attacks, experience security issues or encounter other problems, the assets of the Trust may be irretrievably lost. If the software utilized by the Staking Agent to conduct staking goes off-line or if the staking software vouches for an invalid transaction, the Trust may suffer the loss of its staked solana. Replacing a Staking Agent or addressing other issues with vendors and service providers could entail significant delay, expense and disruption for the Trust. As a result, if these vendors and service providers experience difficulties, are subject to cybersecurity breaches, terminate their services, dispute the terms of intellectual property agreements or raise their prices, and the Sponsor is unable to replace them with other vendors and service providers, particularly on a timely basis, the Trust’s staking activities could be interrupted or disrupted, or the Trust could suffer a loss. The Solana Custodian’s and a Staking Agent’s liability for the performance or misconduct is limited pursuant to the terms of the Solana Staking Custody Agreement and Staking Services Agreement, as applicable, which both significantly limit the Trust’s recourse in the event that the Trust’s staking activities are interrupted or disrupted or the Trust otherwise suffers a loss relating to its staking activities.

Further, the Trust’s assets (including any amounts created or earned through staking) are not insured by the FDIC, SIPC or any other governmental or private agency. In the event of a service disruption, or other failure, there can be no guarantee that the Trust will recover any of its staked solana, or the corresponding value of such assets. Staking rewards are also subject to fluctuation and may vary depending on network participation rates, protocol-level parameters, validator performance, and other on-chain dynamics beyond the control of the Trust, the Sponsor, the Solana Custodian or the Staking Agents.

The Trust’s staking could impair its ability to satisfy Redemption Orders on a timely basis.

Except for solana reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust fees and expenses or otherwise protect the Trust and its assets, the Trust intends to stake all of its Solana holdings to generate additional solana. Accordingly, those staked assets will be subject to the Solana network’s cooldown period before they can be transferred or sold. When the Trust receives a Redemption Order, the Sponsor will initiate a request to un-stake an amount of staked solana sufficient to satisfy the Redemption Order. Once the cooldown period is complete, the Sponsor, on behalf of the Trust, will have complete control over the solana, including the ability to directly distribute the solana in connection with an In-Kind Redemption Order or sell it for cash in connection with a Cash Redemption Order. Under normal market conditions, the cooldown period is expected to be 48 hours or less. Accordingly, the Trust intends to meet redemptions on a “T+2” basis.

However, there may be circumstances pursuant to which the cooldown period lasts for longer than two days, impairing the Trust’s ability to meet redemption requests on a T+2 basis, meaning that the Trust will not be able to make redemption distributions on the second business day following a properly submitted and accepted Redemption Order, without taking additional action. The Solana network utilizes what is known as an “epoch-based” staking mechanism. When a user on the Solana network (such as the Sponsor) initiates a request to un-stake, the request does not take effect immediately. It is queued and only processed at the end of the epoch. Each epoch on the Solana network lasts approximately two days. As a result, if the un-stake request is issued just after a new epoch has begun, the Trust may have to wait nearly a full epoch before its solana begins transitioning to an inactive (withdrawable) state. This means the total un-staking period could extend beyond two days. This could occur as a result of factors outside of the Trust’s control, such as if the validator that it is utilizing to stake its solana is offline, lagging or underperforming and its un-stake request is not processed at the desired time. Additionally, an extended cooldown period could occur during periods of uniquely high transaction volume on the Solana network or general network instability on the Solana network. Furthermore, if the Solana network undergoes a network upgrade, the cooldown period for staked solana could extend beyond two days.

For these, or any other reason, the Trust’s solana may not become un-staked in a timely enough fashion to satisfy Redemption Orders on a T+2 basis without taking additional action. A circumstance where the Trust was unable to satisfy Redemption Orders could have significant negative consequences for the Trust. Disruptions to the Trust’s creation and redemption mechanism could widen the bid-ask spreads for the Shares or cause Shares to trade at an increased premium or discount to NAV. If Authorized Participants are unable to reliably redeem Baskets within the expected timeframe, they may decline to provide such services to the Trust, which would cause additional increases in bid-ask spreads and larger premiums and discounts. Furthermore, the Sponsor and the Trust’s service providers could face reputational and regulatory scrutiny which could ultimately have a negative impact on the Trust.

In order to manage this risk, the Trust has adopted liquidity policies and procedures (the “Liquidity Policies”) that provide the Sponsor with the means by which to manage the liquidity of the Trust’s assets in times of stress. While the Sponsor believes that the Liquidity Policies provide viable options to protect the Trust, there can be no guarantee that the implementation of the Liquidity Policies will be fully protective of the Trust.

Pursuant to the Liquidity Polices, under circumstances when the Trust’s solana may not become un-staked in a timely enough fashion to satisfy Redemption Orders on a T+2 basis, the Sponsor, on behalf of the Trust, will seek to engage in a transaction with a third-party pursuant to which the Trust will exchange the solana subject to its un-stake request (that will be freely transferable upon completion of the cool-down request) (“Moderately Liquid Solana”) for solana that is un-staked and freely transferable (“Highly Liquid Solana”). The Highly Liquid Solana that the Trust receives in this transaction will be used to satisfy the applicable Redemption Order(s). The amount of solana sold by the Trust under such circumstances will not exceed the amount necessary to satisfy the applicable Redemption Order(s). Such trades are expected to occur at a spread, requiring the Trust to deliver a greater quantity of Moderately Liquid Solana in order to receive an equivalent amount of Highly Liquid Solana. While this spread is not expected to be significant, it will have the effect of decreasing the amount of solana represented by a Share of the Trust.

The treatment of staking under U.S. federal securities laws may be unsettled.

On May 29, 2025, the staff of the SEC’s Division of Corporation Finance issued its “Statement on Protocol Staking Activities” (the “Staking Statement”). The Staking Statement gave the staff’s view regarding staking on networks that use PoS as a consensus mechanism that certain of such activities do not involve the offer and sale of securities within the meaning of the 1933 Act and the 1934 Act. Accordingly, under such an interpretation, the participants of such staking activities do not need to register such transactions with the SEC under the 1933 Act. Immediately following the issuance of the Staking Statement, SEC Commissioner Crenshaw provided a dissenting statement indicating her belief the conclusion expressed in the Staking Statement were erroneous and that certain transactions covered by the Staking Statement do involve the purchase and sale of securities within the meaning of the federal securities laws. The Sponsor believes its staking program is of the type described in the Staking Statement and therefore does not involve the purchase and sale of securities. However, if the staff or the SEC were to disagree with the Sponsor’s position, or if the SEC or the staff were to take a position contrary to the views expressed in the Staking Statement, the Trust or its service providers may be deemed to be in violation of the 1933 Act, the 1934 Act, the 1940 Act or other applicable law.

Solana staking may result in adverse tax consequences for Shareholders.

The staking of the Trust’s solana is expected to result in the Trust obtaining additional solana. It is possible that certain of such obtained solana may be treated as ordinary income for tax purposes. To the extent that such solana are regarded as ordinary income, an investor in the Shares is expected to experience a taxable event. Thus, the Trust’s participation in solana staking could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares.

In November of 2025, the U.S. Department of the Treasury and U.S. Internal Revenue Service (the "IRS") issued a revenue procedure (the "Revenue Procedure") setting forth a safe harbor under which the Trust will engage in certain staking activities in reliance on the Revenue Procedure. The Trust seeks to comply with the safe harbor and to maintain its status as an investment trust and as a grantor trust for U.S. federal income tax purposes. The requirements under the safe harbor and under existing law are subject to interpretation and there can be no certainty that regulatory authorities will agree with the Trust's interpretation and application of the guidance or that the Trust will satisfy the Revenue Procedure's safe harbor conditions. Whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in solana or in transactions relating to investments in solana is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

Risks Associated with Investing in the Trust

Investment-Related Risks.

Investing in solana and, consequently, the Trust, is speculative. The price of solana is volatile, and market movements of solana are difficult to predict. Supply-and-demand changes rapidly are affected by a variety of factors, including regulation and general economic trends, such as interest rates, availability of credit, credit defaults, inflation rates and economic uncertainty. All investments made by the Trust will risk the loss of capital. Therefore, an investment in the Trust involves a high degree of risk, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Trust’s investment program will be successful, that the Trust will achieve its investment objectives or that there will be any return of capital invested to investors in the Trust, and investment results may vary.

The Trust is subject to market risk.

Market risk refers to the risk that the market price of solana held by the Trust will rise or fall, sometimes rapidly or unpredictably. An investment in the Shares is subject to market risk, including the possible loss of the entire principal of the investment.

Different from directly owning solana.

The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased solana directly. The differences in performance may be due to factors such as fees and transaction costs and proceeds from staking activities. Investors will also forgo certain rights conferred by owning solana directly, such as the right to claim airdrops. See “RISK FACTORS—Risks Associated with Investing in the Trust—Shareholders may not receive the benefits of any forks or “airdrops.””

The Trust is a passive investment vehicle. The Trust is not actively managed and will be affected by a general decline in the price of solana.

The Sponsor does not actively manage the solana held by the Trust. This means that the Sponsor does not sell solana at times when its price is high, or acquire solana at low prices in the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional solana investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of the Shares.

The value of the Shares may be influenced by a variety of factors unrelated to the price of solana.

The value of the Shares may be influenced by a variety of factors unrelated to the price of solana that may have an adverse effect on the price of the Shares. These factors include, but are not limited to, the following:

•
Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of solana have been developed specifically for this product;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust Solana Accounts with the Solana Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy-enhancing features to the Solana network may increase the potential for solana to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

Liquidity risk.

The Trust’s and the Authorized Participants’ ability to buy or sell solana may be adversely affected by limited trading volume, lack of a market maker, or legal restrictions. It is also possible that a solana spot market or governmental authority may suspend or restrict trading in solana altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting solana or other issues affecting counterparties. Solana is a new asset with a very limited trading history. Therefore, the markets for solana may be less liquid and more volatile than other markets for more established products.

The NAV may not always correspond to the market price of solana and, as a result, Baskets may be created or redeemed at a value that is different from the market price of the Shares.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s solana holdings. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility; trading activity; the closing of digital asset trading platforms due to fraud, failure, security breaches or otherwise; and the fact that supply-and-demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply-and-demand forces influencing the market price of solana.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share, although some creations and redemptions may take place in-kind, and the Trust will therefore maintain its intended fractional exposure to a specific amount of solana per Share.

Shareholders also should note that the size of the Trust in terms of total solana held may change substantially over time and as Baskets are created and redeemed.

When acquiring solana in connection with a Cash Creation Order, it is possible that the Trust will pay a higher price for solana than the value ascribed to solana by the Pricing Benchmark, the rate used to calculate the Trust’s NAV. This is known as “slippage.” While transactions in any asset are subject to the risk of slippage, it is possible that transactions in digital assets may be more susceptible. The Trust seeks to minimize the risk of slippage by basing the amount of cash an Authorized Participant is required to deposit to consummate a Cash Creation Order for Baskets on the price the Trust actually paid for the solana rather than on the value of solana ascribed by the Pricing Benchmark. Nonetheless, there can be no guarantee that the Trust will not be negatively affected by slippage from time to time.

The Shares may trade at a discount or premium in the trading price relative to the NAV as a result of non-concurrent trading hours between the Exchange and digital asset trading platforms. Non-concurrent trading hours may also result in the Shares gapping at the open of trading on the Exchange.

The value of a Share may be influenced by non-concurrent trading hours between the Exchange and various digital asset trading platforms, including the Constituent Platforms of the Pricing Benchmark. Additionally, Shares may be traded at other times and in other venues. While U.S. equity markets are open for trading in the Shares for a limited period each day, the solana market is a 24-hour marketplace; however, trading volume and liquidity on the solana market are not consistent throughout the day and digital asset trading platforms, including the larger-volume markets, have been known to shut down temporarily or permanently due to security concerns, directed denial-of-service attacks and other reasons. As a result, during periods when U.S. equity markets are open but large portions of the solana market are either lightly traded or are closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the NAV. Premiums or discounts may have an adverse effect on an investment in the Shares if a Shareholder sells or acquires its Shares during a period of discount or premium, respectively.

During periods when U.S. equity markets are closed but digital asset trading platforms are open, significant changes in the price of solana could result in a difference in performance between the price of solana and the most recent Share price. To the extent that the price of solana moves significantly in a negative direction after the close of U.S. equity markets, the trading price of the Shares may “gap” down to the full extent of such negative price shift when U.S. equity markets reopen. To the extent that the price of solana drops significantly during hours in which U.S. equity markets are closed, investors may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a rapidly negative market.

Buying and selling activity associated with the creation and redemption of Baskets may adversely affect an investment in the Shares.

The Sponsor’s purchase of solana in connection with Cash Creation Orders may cause the price of solana to increase, which will result in higher prices for the Shares. Increases in the solana prices may also occur as a result of solana purchases by other market participants who attempt to benefit from an increase in the market price of solana when Baskets are created. The market price of solana may therefore decline immediately after Baskets are created.

Selling activity associated with sales of solana by the Sponsor in connection with Cash Redemption Orders may decrease the solana prices, which will result in lower prices for the Shares. Decreases in solana prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of solana by the Sponsor and other market participants may have on the price of solana, other exchange-traded products or large private investment vehicles with similar investment objectives (if developed) could represent a substantial portion of demand for solana at any given time and the sales and purchases by such investment vehicles may impact the price of solana. If the price of solana declines, the trading price of the Shares will generally also decline.

The inability of Authorized Participants and market makers to hedge their solana exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants and market makers will generally want to hedge their exposure in connection with Basket creation and redemption orders. To the extent Authorized Participants and market makers are unable to hedge their exposure due to market conditions (e.g., insufficient Solana liquidity in the market, inability to locate an appropriate hedge counterparty, extreme volatility in the price of solana, wide spreads between prices quoted on different solana trading platforms, the closing of solana trading platforms due to fraud, failures, security breaches or otherwise etc.), such conditions may make it difficult to create or redeem Baskets or cause them to not create or redeem Baskets. In addition, the hedging mechanisms employed by Authorized Participants and market makers to hedge their exposure to solana may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of Shares and the spread at which Shares trade on the open market.

Arbitrage transactions intended to keep the price of Shares closely linked to the price of solana may be problematic if the process for the creation and redemption of Baskets encounters difficulties, which may adversely affect an investment in the Shares.

If the processes of creation and redemption of Shares (which depend on timely transfers of solana to and by the Solana Custodian) encounter any unanticipated difficulties due to, for example, the price volatility of solana, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Execution Agent, Solana Custodian, an Authorized Participant or Authorized Participant Designee, the closing of solana trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by validators, or other problems or disruptions affecting the Solana network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to create or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying solana may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect.

Alternatively, in the case of a network outage or other problems affecting the Solana network, the processing of transactions on the Solana network may be disrupted, which in turn may prevent Solana Trading Counterparties, Authorized Participants, Authorized Participant Designees or other market participants from depositing or withdrawing solana from their custody accounts, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of solana and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for solana should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering solana in return for Baskets, the price of Shares may diverge from the price of solana.

Investors may be adversely affected by Creation Orders or Redemption Orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or creation settlement date, for (1) for any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) any period during which an emergency exists as a result of which the fulfillment of a Creation Order or the redemption distribution is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, Solana Custodian, Cash Custodian, Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Solana network, hacking, cybersecurity breach, or power, internet, or Solana network outage, or similar event), or (3) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the U.S. dollars needed to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged in the secondary market, which could cause Shares to trade at levels materially different (premiums and discounts) from the value of their underlying solana.

Investors may be adversely affected by an overstatement or understatement of the NAV calculation of the Trust due to the valuation method employed on the date of the NAV calculation.

In certain circumstances, the Trust’s solana investments may be valued using techniques other than reliance on the price established by the Pricing Benchmark. The value established by using the Pricing Benchmark may be different from what would be produced through the use of another methodology. The value of solana or other digital asset investments valued using techniques other than those employed by the Pricing Benchmark, including “fair valuation measures,” may differ from the value of solana determined by reference to the Pricing Benchmark.

If the Pricing Benchmark is not available, or if the Sponsor determines, in its sole discretion, that the Pricing Benchmark does not reflect an accurate solana price, the Trust’s holdings may be “fair valued” in accordance with the valuation policies approved by the Sponsor. Those valuation policies stipulate that when seeking to fair value solana, the Sponsor may apply all available factors the Sponsor deems relevant at the time of the determination, and may be based on analytical values determined by the Sponsor using third-party valuation models. Pursuant thereto, the Sponsor expects to utilize a volume-weighted average price or volume-weighted median price of solana provided by a Secondary Source. If a Secondary Source is not available or the Sponsor in its sole discretion determines the Secondary Sources are unreliable, the price set by the Trust’s principal market as of 4:00 p.m. EST, on the valuation date would be considered for utilization. In the event the principal market price is not available or the Sponsor in its sole discretion determines the principal market valuation is unreliable the Sponsor will use its best judgment to determine a good faith estimate of fair value based upon all available factors. The Sponsor does not anticipate that the need to “fair value” solana will be a common occurrence.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, Shareholders are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of the Shares or to take other actions normally associated with the ownership of shares. This limitation reflects the Trust’s structure as a Delaware statutory trust.

The Sponsor and the Trustee may agree to amend the Trust Agreement or Sponsor Agreement without the consent of the Shareholders.

The Sponsor and the Trustee may agree to amend the Trust Agreement or Sponsor Agreement without Shareholder consent. The Sponsor shall determine the contents and manner of delivery of any notice of any Trust Agreement amendment. Such notice may be provided on the Trust’s website, in a prospectus supplement, through a current report on Form 8-K and/or in the Trust’s annual or quarterly reports. If an amendment to the Trust Agreement or Sponsor Agreement imposes new fees and charges or increases existing fees or charges, including the Sponsor Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial right of Shareholders, it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Shareholders that are not registered owners (which most Shareholders will not be) may not receive specific notice of a fee increase. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement and Sponsor Agreement as amended without specific agreement to such increase.

The Trust is subject to risks due to its concentration of investments in a single asset class.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset class: solana. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with solana. By concentrating its investment strategy solely on solana, any losses suffered as a result of a decrease in the price of solana can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

A possible “short squeeze” due to a sudden increase in demand for the Shares that largely exceeds supply may lead to price volatility in the Shares.

Investors may purchase Shares to hedge existing solana or other digital asset, commodity or currency exposure or to speculate on the price of solana. Speculation on the price of solana may involve long and short exposures. To the extent that aggregate short exposure exceeds the number of Shares available for purchase (for example, in the event that large redemption requests by Authorized Participants dramatically affect Share liquidity), investors with short exposure may have to pay a premium to repurchase Shares for delivery to Share lenders. Those repurchases may, in turn, dramatically increase the price of the Shares until additional Shares are created through the creation process. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in the Shares that are not directly correlated to the price of solana.

As the Sponsor and its management have a limited history of operating an investment vehicle like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

The Sponsor has no history of past performance in managing a solana exchange-traded product, which is a novel type of investment product. In addition, the Sponsor is not, and the Sponsor believes it is not required to be, registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”) or a commodity pool operator or commodity trading adviser under the Commodity Exchange Act. The past performances of the Sponsor’s management in other positions, including their experiences in private funds that hold solana and traditional exchange-traded funds investing in securities, are an imperfect indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is inadequate or unsuitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

Security threats and cyber-attacks could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, cyber-attacks, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. Multiple thefts of solana and other digital assets from other holders have occurred in the past. Because of the pseudonymous nature of the Solana network, thefts can be difficult to trace, which may make solana a particularly attractive target for theft. Cyber security failures or breaches of one or more of the Trust’s service providers (including, but not limited to, the Transfer Agent, the Marketing Agent, the Administrator, the Cash Custodian, the Solana Custodian or an Authorized Participant) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust and its service providers’ use of the internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cyber-security breaches of those technological or information systems. The Sponsor believes that the Trust’s solana held in the Trust Solana Accounts at the Solana Custodian or Trading Balance held with the Prime Execution Agent will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s solana and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, Sponsor, Solana Custodian or Prime Execution Agent is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s solana may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or cold storage, multiple encrypted private key “shards,” and other measures, are reasonably designed to safeguard the Trust’s solana. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the Solana Custodian’s or Prime Execution Agent’s operations or implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss or damage. Assets not held in cold storage, such as assets held in a trading account, may be more vulnerable to security breach, hacking or loss than assets held in cold storage. Furthermore, assets held in a trading account, including the Trust’s Trading Balance at the Prime Execution Agent, are held on an omnibus, rather than segregated basis, which creates greater risk of loss.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, Prime Execution Agent, Solana Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust Solana Accounts with the Solana Custodian or the Trust’s Trading Balance with the Prime Execution Agent, the private keys (and therefore solana) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, Solana Custodian, Prime Execution Agent or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor, Solana Custodian or Prime Execution Agent may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust Solana Accounts with the Solana Custodian or the Trust’s Trading Balance with the Prime Execution Agent could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor and the Trust’s service providers have established business continuity plans and systems that they respectively believe are reasonably designed to prevent cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Trust’s holdings of solana are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, as noted below, the Solana Custodian and Prime Execution Agent have limited liability to the Trust, which could adversely affect the Trust’s ability to seek recovery from them, even when the Solana Custodian’s or Prime Execution Agent’s actions or failure to act are the cause of the Trust’s loss.

It may not be possible, either because of a lack of available policies or because of prohibitive cost, for the Trust to obtain insurance that would cover losses of the Trust’s solana. If an uninsured loss occurs or a loss exceeds policy limits, the Trust could lose all of its assets.

The Trust’s risk management processes and policies may prove to not be adequate to prevent any loss of the Trust’s solana.

The Sponsor is continuing to monitor and evaluate the Trust’s risk management processes and policies and believes that the current risk management processes and procedures are reasonably designed and effective. The Sponsor believes that the security procedures that the Sponsor, Solana Custodian and Prime Execution Agent utilize, such as hardware redundancy, segregation and offline data storage (i.e., the maintenance of data on computers and/or storage media that is not directly connected to or accessible from the internet and/or networked with other computers, also known as “cold storage”) protocols are reasonably designed to safeguard the Trust’s solana from theft, loss, destruction or other issues relating to hackers and technological attack. Despite the number of security procedures that the Sponsor, Solana Custodian and Prime Execution Agent employ, it is impossible to guarantee the prevention of any loss due to a security breach, software defect, act of God, pandemic or riot that may be borne by the Trust. Notwithstanding the above, the Sponsor, Solana Custodian and Prime Execution Agent are responsible for their own gross negligence, willful misconduct or bad faith. In the event that the Trust’s risk management processes and policies prove to not be adequate to prevent any loss of the Trust’s solana and such loss is not covered by insurance or is otherwise recoverable, the value of the Shares will decrease as a result and investors would experience a decrease in the value of their investment.

The development and commercialization of the Trust is subject to competitive pressures.

The Trust and the Sponsor face competition with respect to the creation of competing products. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. If the SEC were to approve many or all of the currently pending applications for such exchange-traded solana products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position and the likelihood that the Trust will achieve initial market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust. For exchange-traded products similar to the Trust, there have been significant “first-mover” advantages in terms of asset gathering, trading volume and media coverage. In many cases, the first mover in an asset class has been able to maintain these advantages for extended periods. In the event that the SEC were to approve other exchange-traded solana products prior to approving the Trust, the Trust could be significantly negatively affected.

If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of solana.

In addition, the Trust will compete with direct investments in solana, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to digital assets and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Trust’s control, may make it more attractive to invest directly or in other vehicles, which could adversely affect the performance of the Trust.

To the extent that the Trust incurs transaction expenses in connection with the creation and redemption process, litigation expenses, indemnification obligations under the Trust’s service provider agreements and other extraordinary expenses that are not borne by the Sponsor, such expenses will be borne by the Trust. To the extent that the Trust fails to attract a sufficiently large amount of investors, the effect of such expenses on the value of the Shares may be significantly greater than would be the case if the Trust had attracted more assets.

The lack of active trading markets for the Shares may result in losses on investors’ investments at the time of disposition of Shares.

Although Shares are expected to be publicly listed and traded on the Exchange, there can be no guarantee that an active trading market for the Trust will develop or be maintained. If investors need to sell their Shares at a time when no active market for them exists, the price investors receive for their Shares, assuming that investors are able to sell them, likely will be lower than the price that investors would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Possible illiquid markets may exacerbate losses or increase the variability between the Trust’s NAV and its market price.

Solana is a novel asset with a very limited trading history. Therefore, the markets for solana may be less liquid and more volatile than other markets for more established products, such as futures contracts for traditional physical commodities or more well-known digital assets such as bitcoin or ether. As of March 18, 2026, the market capitalization of solana was $51.25 billion and it had a 1-year average daily trading volume of $6 billion. Comparatively, bitcoin had a market capitalization of $1.42 trillion and a 1-year average daily trading volume of $45.4 and ether had a market capitalization of $263.53 billion and a 1-year average daily trading volume of $27 billion. Both bitcoin and ether are held by exchange-traded products with a structure substantially similar to the Trust.

It may be difficult to execute a solana trade at a specific price when there is a relatively small volume of buy and sell orders in the solana market. A market disruption can also make it more difficult to liquidate a position or find a suitable counterparty at a reasonable cost.

Market illiquidity may cause losses for the Trust. The large size of the positions that the Trust may acquire will increase the risk of illiquidity by both making the positions more difficult to liquidate and increasing the losses incurred while trying to do so should the Trust need to liquidate its solana. Any type of disruption or illiquidity will potentially be exacerbated due to the fact that the Trust will typically invest in solana, which is highly concentrated.

The Trust’s solana may be subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the Trust’s solana could be lost, stolen or destroyed, potentially by the loss or theft of the private keys held by the Solana Custodian or Prime Execution Agent associated with Trust’s solana. The Sponsor believes that the Solana Custodian’s and Prime Execution Agent’s operations are an appealing target to hackers or malware distributors seeking to destroy, damage or steal solana or private keys. Although the Solana Custodian and Prime Execution Agent use multiple means and layers of security to minimize the risk of loss, damage and theft, neither the Solana Custodian, the Prime Execution Agent nor the Sponsor can guarantee that such security will prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to the Trust’s solana could also be restricted by natural events (such as an earthquake or flood), human actions (such as a terrorist attack) or security or compliance measures (such as in response to a hard fork). Any of these events may adversely affect the operations of the Trust and, consequently, an investment in the Shares.

Several factors may affect the Trust’s ability to achieve its investment objectives on a consistent basis.

There is no guarantee that the Trust will meet its investment objectives. Factors that may affect the Trust’s ability to meet its investment objectives include: (1) the Sponsor’s, an Authorized Participant’s or an Authorized Participant Designee’s ability to purchase and sell solana in an efficient manner to effectuate Creation Orders and Redemption Orders; (2) transaction fees associated with the Solana network; (3) the solana market becoming illiquid or disrupted; (4) the Share prices being rounded to the nearest cent and/or valuation methodologies; (5) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (6) early or unanticipated closings of the markets on which solana trades, resulting in the inability of the Authorized Participants to execute intended portfolio transactions; (7) operational or methodological issues with the Pricing Benchmark that result in the benchmark used by the Trust not accurately representing the true value of the Trust’s solana holdings; and (8) accounting standards.

The amount of solana represented by a Share may decline over time.

If the solana rewards that the Trust receives in connection with staking activity do not exceed (1) the Sponsor Fee, (2) the amount of extraordinary, non-recurring expenses not assumed by the Sponsor, or (3) any spread incurred by the Trust when exchanging Moderately Liquid Solana for Highly Liquid Solana pursuant to the Liquidity Policies, the amount of solana represented by a Share will be reduced during the life of the Trust. This dynamic will occur irrespective of whether the trading price of the Shares rises or falls in response to changes in the price of solana. In addition, in the very rare event that Trade Credits (as defined below) are utilized in connection with the payment of Trust expenses not assumed by the Sponsor, any interest payable on the Trade Credits will be the responsibility of the Trust. This is also true with respect to Shares that are issued in exchange for additional deposits of solana or cash used to acquire solana over time, as the amount of solana required to create Shares proportionally reflects the amount of solana represented by the Shares outstanding at the time of such Basket being created. Investors should be aware that the gradual decline in the amount of solana represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of solana.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting an investment in the Shares.

In consideration for the Sponsor Fee, the Sponsor has contractually assumed certain operational and periodic expenses of the Trust. Extraordinary, non-recurring expenses that are not assumed by the Sponsor are borne by the Trust and paid through the sale of the Trust’s solana. Any incurring of extraordinary expenses by the Trust could adversely affect an investment in the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Trustee, the Administrator, the Transfer Agent, the Solana Custodian, the Prime Execution Agent or the Cash Custodian.

Under the Trust Agreement and the Trust’s service provider agreements, each of the Trustee, Administrator, Transfer Agent, Solana Custodian, Prime Execution Agent, Cash Custodian and Sponsor has a right to be indemnified by the Trust for any liability or expense it incurs, subject to certain exceptions. Therefore, the Trustee, Administrator, Transfer Agent, Solana Custodian, Prime Execution Agent, Cash Custodian or Sponsor may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the net assets of the Trust and the NAV.

Unforeseeable risks.

Solana has gained commercial acceptance only within recent years and, as a result, there is little data on its long-term investment potential. Additionally, due to the rapidly evolving nature of the solana market, including advancements in the underlying technology, changes to solana may expose investors in the Trust to additional risks that are impossible to predict.

Regulatory Risk

Regulatory Risk.

As solana and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Although such actions were dismissed in 2025, since 2023 the SEC has charged certain large U.S. digital asset trading platforms (Binance, Coinbase and Kraken) with supporting the trading and settlement of securities in violation of the U.S. federal securities laws.

The U.S. Congress is also actively preparing new legislation to address certain market structure issues relating to digital assets and stablecoins. The outcome of this legislation is unknown. Both the outcome of the pending SEC enforcement actions and federal legislation are highly uncertain and may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

Although neither the SEC nor the CFTC has exerted direct authority over solana or solana spot trading activity, the SEC and CFTC have broad authority over the regulation of issuances of securities (including digital asset securities) and commodity interests (including derivative instruments utilizing or referencing digital assets). The SEC and CFTC’s engagement with the digital asset industry has had a material impact on the development of digital asset markets, including initial coin offerings, margin trading, regulated and unregulated derivatives markets, and decentralized finance markets. For example, the SEC has issued guidance as to the application of the securities laws to digital assets and initiated enforcement actions against certain digital asset issuers and offerings on the basis that such digital assets and offerings are securities under U.S. securities laws. In these actions, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered an illegal public offering of securities. Similarly, the CFTC, together with the Department of Justice, has initiated enforcement actions against digital asset trading platforms relating to violations of the Commodity Exchange Act, on the basis that such platforms engaged in illegal, off-exchange retail commodity transactions in digital assets and digital asset derivative transactions. Further enforcement actions against participants in the digital asset industry could negatively impact the price of digital assets, including solana.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in certain digital asset business activity involving New York or a New York resident must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure. The regulation of digital asset activity under state money transmission laws varies substantially. Differences between state regimes increase the complexity and compliance burden of operating digital asset businesses across the U.S., which may affect consumer adoption of solana and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. As of May 2025, only California, Louisiana and Rhode Island have adopted the model law, while

Iowa has introduced the model law. It is still unclear; however, how many states will ultimately adopt some or all of the model legislation.

In August 2021, the previous chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. It is not possible to predict whether the U.S. Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital assets markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and solana held by the Trust specifically. The U.S. Office of Foreign Assets Control ("OFAC") has added digital currency addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar agencies in other jurisdictions, may introduce uncertainty in the market as to whether solana that has been associated with such addresses in the past can be easily sold. This “tainted” solana may trade at a substantial discount to untainted solana. Reduced fungibility in the solana markets may reduce the liquidity of solana and therefore adversely affect its price.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the SEC Crypto Task Force. The task force has an objective of developing a comprehensive and clear regulatory framework for crypto assets. Following the task force announcement, on January 23, 2025, President Trump executed the Strengthening American Leadership in Digital Financial Technology Executive Order. It is currently unknown how the actions or recommendations of the task force and this Executive Order or future governmental actions may impact the status of solana or any other digital asset as a “security” or how solana or the Trust would be treated under any new or revised regulatory framework.

President Trump’s January 23, 2025 Executive Order, titled “Strengthening American Leadership in Digital Financial Technology,” aimed to reorient the federal governments approach to digital assets. The Executive Order emphasized the importance of the digital asset industry in innovation and economic development, and outlined policies to support the growth and use of digital assets, blockchain technology and related technologies. President Trump’s order also revoked former President Biden’s March 9, 2022 Executive Order, titled, “Responsible Development of Digital Assets” and the U.S. Department of the Treasury’s July 7, 2022 “Framework for International Engagement of Digital Assets” and all policies, directives and guidance issued pursuant to those items produced by the previous administration. The consequences of federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares. If the Sponsor determines not to comply with such regulatory and registration requirements, it may seek to cease certain or all of the Trust’s operations. Any such action could have a material adverse effect on our business, financial condition and results of operations.

In 2025, Congress undertook significant legislative efforts to address the rapidly evolving landscape of digital assets and cryptocurrencies, culminating in the passage of two landmark bills: the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) and the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the “GENIUS Act”). These legislative actions represent the first comprehensive federal frameworks for the regulation of digital assets and stablecoins in the United States.

The CLARITY Act, which was passed by the House of Representatives but awaits consideration by the Senate, was designed to resolve longstanding regulatory uncertainty regarding the classification and oversight of digital assets. The CLARITY Act establishes a clear framework for distinguishing between digital assets that are securities, commodities, or payment stablecoins. It delineates the respective jurisdictions of the SEC and the CFTC, granting the CFTC exclusive authority over “digital commodities” and the SEC authority over “digital securities.” The CLARITY Act also introduces criteria for determining when a digital asset is sufficiently decentralized to be treated as a commodity rather than a security.

In addition, the CLARITY Act imposes registration requirements and operational standards for digital asset intermediaries, including exchanges, brokers, and dealers. It mandates consumer protection measures, anti-money laundering (AML) and countering the financing of terrorism (CFT) compliance, and enhanced disclosure obligations. The Act aims to foster innovation while providing market participants with greater regulatory certainty and aligning U.S. policy with emerging international standards.

The GENIUS Act, signed into law in July 2025, establishes the first federal regulatory framework for the issuance and operation of payment stablecoins—digital assets designed to maintain a stable value relative to a fiat currency, such as the U.S. dollar. The GENIUS Act requires that all payment stablecoins be fully backed on a one-to-one basis by high-quality liquid assets, such as U.S. dollars or short-term U.S. Treasury securities, and subjects issuers to rigorous reserve, audit, and disclosure requirements.

The GENIUS Act introduces a dual licensing regime, allowing stablecoin issuers to operate under either federal or state regulatory oversight, provided that state regimes are “substantially similar” to federal standards. Issuers with more than $10 billion in outstanding stablecoins must obtain a federal license. The GENIUS Act also imposes strict AML, sanctions compliance, and consumer protection obligations, including prioritizing stablecoin holders’ claims in the event of issuer insolvency. Notably, the Act prohibits non-financial public companies from issuing stablecoins without special approval and restricts the payment of interest or yield on stablecoins.

These legislative efforts were accompanied by additional measures, such as the Anti-CBDC Surveillance State Act, which prohibits the Federal Reserve from issuing a retail central bank digital currency without congressional authorization. While the CLARITY Act and the GENIUS Act represent significant progress toward a comprehensive regulatory regime for digital assets, substantial uncertainty remains regarding the implementation and interpretation of these new laws. The effectiveness of these frameworks will depend on subsequent rulemaking by federal and state regulators, interagency coordination, and the evolving approach to enforcement. Market participants may face transitional risks as regulatory standards are developed and applied, and there is potential for further legislative or regulatory changes as the digital asset ecosystem continues to evolve.

The continued evolution of federal, state and foreign government regulators and policymakers will continue to impact the viability and success of digital asset markets, broadly, and solana, specifically.

Solana’s status as a “security” under U.S. federal securities laws remains unsettled.

If solana is determined to be offered or sold as a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for solana as a digital asset and the Trust. The Trust could be considered an unregistered “investment company” under SEC rules, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of securities and there is no guarantee that the Sponsor will be able to register the Trust under the Investment Company Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

It may also become more difficult for solana to be traded, cleared and custodied as compared to other digital assets that are not considered to be securities, which could in turn negatively affect the liquidity and general acceptance of solana and cause users to migrate to other digital assets. Further, if any other digital asset with widespread markets is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for solana as a digital asset due to negative publicity or a decline in the general acceptance of digital assets. In addition, digital asset trading platforms that feature digital assets that are determined to be securities may face penalties or be required to shut down if they do not have the licenses required to facilitate electronic markets in securities, which could result in a reduction of the liquidity of solana markets. As such, any determination that solana or any other digital asset is a security under federal or state securities laws may adversely affect the value of solana and, as a result, the value of the Shares.

To the extent that solana is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the Investment Company Act and the Advisers Act. The Sponsor or the Trust may be required to register as an investment adviser under the Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s solana at a time that is disadvantageous to Shareholders.

Future and current regulations by a U.S. or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust.

The regulation of solana and related products and services continues to evolve, may take many different forms and will, therefore, impact solana and its usage in a variety of manners. The inconsistent, unpredictable, and sometimes conflicting regulatory landscape may make it more difficult for solana businesses to provide services, which may impede the growth of the solana economy and have an adverse effect on consumer adoption of solana. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate. Additionally, changes to current regulatory determinations of solana’s status as not being a security, changes to regulations surrounding solana futures or related products, or actions by a United States or foreign government or quasi-governmental agencies exerting regulatory authority over solana, the Solana network, solana trading, or related activities impacting other parts of the digital asset market, may adversely impact solana and therefore may have an adverse effect on the value of a Shareholder’s investment in the Trust.

Solana and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Japan, Russia, Israel, India, Hong Kong, Canada and Singapore. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including solana. The effect of any existing regulation or future regulatory change on the Trust or solana is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect solana, particularly with respect to solana spot markets, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of solana by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the solana economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of solana, and, in turn, the value of the Shares.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act or commodity pools under the Commodity Exchange Act.

The Investment Company Act establishes a comprehensive federal regulatory framework for investment companies. Regulation of investment companies under the Investment Company Act is designed to, among other things: prevent insiders from managing the companies to their benefit and to the detriment of public investors; prevent the inequitable or discriminate issuance of investment company securities and prevent the use of unsound or misleading methods of computing asset values. For example, registered investment companies subject to the Investment Company Act must have a board of directors, a certain minimum percentage of whom must be independent (generally, at least a majority). Further, after an initial two-year period, such registered investment companies’ advisory and sub-advisory contracts must be annually reapproved by a majority of (1) the entire board of directors and (2) the independent directors. Additionally, such registered investment companies are subject to prohibitions and restrictions on transactions with their affiliates and required to maintain fund assets with special types of custodians (generally, banks or broker-dealers). Moreover, such registered investment companies are subject to significant limits on the use of leverage, as well as limits on the form of capital structure and the types of securities a registered fund can issue.

The Trust is not registered as an investment company under the Investment Company Act, and the Sponsor believes that the Trust is not permitted or required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the Commodity Exchange Act, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the Commodity Exchange Act, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in Commodity Exchange Act-regulated instruments or commodity pools. In December 2025, the CFTC withdrew certain interpretive guidance relating to "retail commodity transactions" in digital assets. However, the scope of the CFTC's jurisdiction and the application of the Commodity Exchange Act to digital asset products and transactions (including transactions involving ether) remain subject to change through legislation, regulation, agency interpretation, and judicial decisions.

Trading on digital asset trading platforms outside the United States is not subject to U.S. regulation and may be less reliable than U.S. trading platforms.

To the extent any of the Trust’s trading is conducted on digital asset trading platforms outside the United States, trading on such trading platforms is not regulated by any U.S. governmental agency and may involve certain risks not applicable to trading on U.S. trading platforms. Certain foreign markets may be more susceptible to disruption than U.S. trading platforms. These factors could adversely affect the performance of the Trust.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money services business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the implementation of an anti-money laundering program, the submission of certain reports to FinCEN and the maintenance of certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will receive them in a timely manner. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of the Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity in a timely manner. The Authorized Participant may also instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to terminate the Trust. Termination by the Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

It may be illegal now, or in the future, to acquire, own, hold, sell or use Solana in one or more countries, and ownership of, holding or trading in the Shares may also be considered illegal and subject to sanction.

Although currently solana is not regulated or is lightly regulated in most countries, including the United States, one or more countries such as China, India or Russia may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use solana or to exchange solana for fiat currency. Such an action may also result in the restriction of ownership, holding or trading in the Shares. Such a restriction could result in the termination and liquidation of the Trust at a time that is disadvantageous to Shareholders, or may adversely affect an investment in the Shares.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

It is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust and amounts realized in connection with the use of solana or the sale of solana to pay Trust expenses or facilitate redemption transactions. The Trust does not anticipate making distributions to Shareholders, so any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. For some purposes, redemptions will count as distributions, so Shareholders receiving redemption proceeds after a sale to fund a redemption in cash may be allocated a larger portion of income or gain than those that do not. Shareholders receiving a redemption in-kind will not generally be taxed on the distribution in-kind. Sales of solana to fund cash redemptions are expected to result in gains and losses, with such gains and losses expected to be treated as incurred by the Shareholder that is being redeemed. These gains or losses generally would equal the difference between the amount realized from the sale of the solana and the Shareholder’s tax basis for the portion of the Shareholder’s pro rata share of the solana held in the Trust that is sold to fund the redemption, as determined in the manner described above. A redemption of some or all of a Shareholder’s Shares in exchange for the cash received from such sale is not expected to be treated as a separate taxable event for the Shareholder. Shareholders receiving a redemption in-kind will not generally be taxable on the distribution in-kind. If a Shareholders sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

The IRS may disagree with or seek to challenge the Trust’s treatment as a grantor trust.

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

In order to qualify as a grantor trust, the Trust must not be in a trade or business and neither the Trustee nor any other person may have a power to vary the investment of the Shareholders to take advantage of market fluctuations. The IRS has generally classified digital assets as “property”, so the mere holding of digital assets would not raise issues in regard to grantor trust classification. However, the Trust will expand and contract over time with creations and redemptions of Baskets by Authorized Participants. The Trust is relying on guidance from the IRS that receipt of contributions in cash do not create a power to vary if they are required to immediately converted into the assets identical to those already held by the Trust. In addition, the receipt of Incidental Rights and IR Assets creates potential risk to grantor trust classification of the Trust because the Trust may from time to time be granted property that the Trust did not voluntarily acquire. Again, the Trust is relying on guidance from the IRS that acquiring different property without choosing to acquire the different property is not itself a power to vary. Further, as described in “Incidental Rights and IR Assets” below, the Trust expressly disclaims all ownership of the Incidental Rights and IR Assets, will not include those rights in computing its NAV, and will cause such rights to be distributed to the Sponsor as soon as reasonably practicable.

On November 10, 2025, the IRS released Revenue Procedure 2025-31, which provides a safe harbor under which a widely held fixed investment trust may stake digital assets without preventing the trust from qualifying as an investment trust under Treasury Regulation Section 301.7701-4 and as a grantor trust under Sections 671 et seq. of the Code, provided that fourteen separate requirements are met. Revenue Procedure 2025-31 states that no inferences should be drawn as to any Federal income tax consequences not expressly addressed in Revenue Procedure 2025-31, including with respect to whether income attributable to staking would be treated as income effectively connected with the conduct of a trade or business within the United States or as unrelated business taxable income. To the extent that any future staking by the Trust does not comply with all of the requirements of the Revenue Procedure, the safe harbor would not be available to assure the Trust’s status as a grantor trust. There can be no assurance that any future staking by the Trust will comply with Revenue Procedure 2025-31. Accordingly, the Trust may rely on principles of underlying law in respect of grantor trusts that hold other assets, such as rental real estate and securities, which conclude that limited or ministerial actions with respect to the Trust corpus does not represent a power to vary the investment of the Trust certificate holders. Further, the Trust intends to arrange its affairs to limit staking so that any staking that occurs is non-discretionary, will not vary based on market conditions, and does not contain the indicia of a trade or business as provided in extant legal authority. However, there can be no assurance that in the event the safe harbor’s requirements are not met the IRS will not take a contrary view or that any such contrary view would not be sustained by a Court if challenged.

If the Trust is incorrect in its interpretation of authority, the Trust could be classified either as a partnership or as an association taxable as a corporation. If the Trust is classified as a partnership, the Trust would not generally be taxable at the Trust level, but would be required to issue Form K-1s to the Shareholders. If the Trust is classified as an association taxable as a corporation, the Trust will be subject to corporate tax at the Trust level, and the Shareholder’s return on investment may be reduced.

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business, it is possible that the Trust could incur a taxable gain in connection with the sale of solana (including deemed sales of solana as a result of the Trust using solana to pay its expenses, including the Sponsor Fee) that is otherwise not associated with a distribution to Shareholders, or in connection with the receipt cash from the Sponsor in connection with the Sponsor’s sale of Incidental Right(s) and/or IR Asset(s). Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust.

The tax treatment of solana and transactions involving solana for U.S. federal income tax purposes may change.

The tax treatment of digital assets is still evolving and subject to change. Current IRS guidance indicates that solana should be treated as property for federal income tax purposes and that transactions involving the exchange of solana in return for goods and services should be treated as barter exchanges. Such guidance allows transactions in solana to qualify for beneficial capital gains treatment. However, because solana is a new technological innovation, the U.S. federal income tax treatment of an investment in solana or in transactions relating to investments in solana, including without limitation the tax treatment of a fork or airdrop, may evolve and change from those described in this Annual Report, possibly with retroactive effect. For example, current guidance indicates that digital asset currencies are neither collectibles nor currencies for the purposes of determining the applicable tax rate; however, the IRS has statutory authority to change its position. If the IRS were to determine that digital assets were collectibles or a currency, the tax rate incurred by investors would be higher. Additional disclosure requirements may also apply to an investment in digital assets. Investors should consult their individual tax advisers to determine if such disclosure requirements apply to them.

Any change in the U.S. federal income tax treatment of solana may have a negative effect on the price of solana and may adversely affect the value of the Shares. Whether any additional guidance will adversely affect the U.S. federal income tax treatment of an investment in solana or in transactions relating to investments in solana is unknown. There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Rulings & FAQs.

The tax treatment of solana and transactions involving solana for state and local tax purposes is not settled.

Because solana is a new technological innovation, the tax treatment of solana for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of solana for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of solana may have negative consequences, including the imposition of a greater tax burden on investors in solana or the imposition of a greater cost on the acquisition and disposition of solana generally. Any such treatment may have a negative effect on the price of solana and may adversely affect the value of the Shares.

A “fork” of the solana blockchain or an airdrop could result in Shareholders incurring a tax liability.

If a fork occurs in the solana blockchain, the Trust Agreement requires that the Sponsor analyze the transaction according to several criteria and promptly determine which digital asset network is generally accepted as the Solana network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then-relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of solana, users, services, businesses, validators and other constituencies, as well as the actual continued acceptance of, validating power on, and community engagement with, the Solana network. The outcome of such determination shall determine which asset is “solana” and which is the Forked Asset, an IR Asset. Pursuant to the Trust Agreement, the Trust has explicitly disclaimed all Incidental Rights and IR Assets, including Forked Assets. Such assets are not considered assets of the Trust at any point in time. Once it has been determined by the Sponsor which asset is solana and which is the Forked Asset, the Sponsor will, as soon as practicable, and, if possible, immediately, distribute the Forked Asset to the Sponsor. Once acquired, the Sponsor may take any lawful action necessary or desirable in connection with its acquisition of such asset. In the event that the Sponsor decides to sell the Forked Asset, it will seek to do so for cash. This may be a sale of the Forked Asset directly in exchange for cash, or in exchange for another digital asset which may subsequently be exchanged for cash. The Sponsor would then contribute that cash back to the Trust, which in turn would distribute the cash to DTC to be distributed to Shareholders in proportion to the number of Shares owned. The receipt of cash in connection with this distribution may cause Shareholders to incur a U.S. federal, state, local, or foreign tax liability. In addition, the IRS may not accept the Trust’s position that disclaimed Incidental Rights or IR Assets do not represent a taxable incident. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns.

Under the IRS guidance on digital assets, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt Shareholder would constitute “unrelated business taxable income” (“UBTI”). A tax-exempt Shareholder should consult its tax adviser regarding whether such Shareholder may recognize UBTI as a consequence of an investment in Shares.

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

IRS guidance on digital assets does not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) may withhold 30% of any such income recognized by a non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of cash in connection with the Sponsor’s sale of an IR Right and/or IR Asset and contributing such cash back to the Trust.

The intended tax treatment of the Trust will limit the flexibility of the Trust’s investment decisions.

The Trust is intended to be a grantor trust for U.S. federal income tax purposes. A grantor trust is not permitted to vary the investment of the Shareholders to take advantage of market fluctuations. Thus, the Trust may be required to hold when an actively managed fund would sell. The Trust may be required to distribute proceeds when an actively managed fund would reinvest the proceeds. In addition, the Trust, as a fund treated as a grantor trust, will not be permitted to participate in trading or lending activity. This means that the returns of the Trust may be less than a successfully actively managed fund.

WHFIT reporting risks.

In general, the widely held fixed investment trust (“WHFIT”) regulations require asset-by-asset reporting. This can result in large and complex information statements to Shareholders. To qualify for certain simplified reporting rules under the WHFIT regulations, the Trust intends to manage its annual expenses and sales proceeds (other than proceeds from pro rata sales to fund redemptions) to no more than five percent of the net asset value of the Trust. However, the Trust is not required to meet this limitation. If the Trust were to fail the five percent test, the general asset-by-asset rules would apply, and the information statements given to Shareholders would be complex.

In the final year of the Trust, it would not be unusual for expenses and sales proceeds and to exceed five percent of the Trust’s net asset value. The WHFIT regulations provide a special exception to the five percent test in the final year of the Trust. To meet this exception, Shareholders receiving a distribution in kind on the termination of the Trust would be required to be treated as exchanging their Shares for cash. The Trust currently has no scheduled termination date.

Other Risks

As a new fund, there is no guarantee that an active trading market for the Shares will develop. To the extent that no active trading market develops and the assets of the Trust do not reach a viable size, the liquidity of the Shares may be limited or the Trust may be terminated at the option of the Sponsor.

As a new fund, there can be no assurance that the Trust will grow to or maintain an economically viable size, in which case the Sponsor may elect to terminate the Trust, which could result in the liquidation of the Trust’s solana at a time that is disadvantageous to an investor in the Shares. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders.

In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of solana.

The Trust may be required to terminate and liquidate at a time that is disadvantageous to Shareholders.

If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the price of solana is lower than it was at the time when Shareholders purchased their Shares. In such a case, when the Trust’s solana is sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders will be less than if the price of solana were higher at the time of sale.The

Exchange on which the Shares are listed may halt trading in the Shares, which would adversely impact an investor’s ability to sell Shares.

The Shares are listed for trading on the Exchange under the market symbol “BSOL.” Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the Shares.

In the event that one or more Authorized Participants or market makers that have substantial interests in the Shares withdraw or “step away” from participation in the creation or redemption of Shares, the liquidity of Shares will likely decrease, which could adversely affect the market price of the Shares and result in investors incurring a loss on their investment.

The market infrastructure of the solana spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust.

Solana is extremely volatile, and concerns exist about the stability, reliability and robustness of many digital asset trading platforms where solana trades. In a highly volatile market, or if one or more digital asset trading platforms supporting the solana market face an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

Digital asset trading platforms are not subject to the same regulatory oversight as traditional equity exchanges, which could negatively impact the ability of Authorized Participants to implement arbitrage mechanisms.

The trading for solana occurs on multiple digital asset trading platforms that have various levels and types of regulation, but are not regulated in the same manner as traditional stock and bond exchanges. If these digital asset trading platforms do not operate smoothly or face technical, security or regulatory issues, that could impact the ability of Authorized Participants to make markets in the Shares. In such an event, trading in the Shares could occur at a material premium or discount against the NAV.

The Authorized Participants serve in such capacity for several competing exchange-traded solana products, which could adversely affect the market for the Shares.

Only an Authorized Participant may engage in creation or redemption transactions directly with the Trust. Some or all of the Trust’s Authorized Participants are expected to serve as authorized participants or market makers for one or more exchange-traded solana products that compete with the Trust. This may make it more difficult to engage or retain Authorized Participants for the Trust. Furthermore, because there is no obligation on the part of the Authorized Participants to engage in creation and redemption or market making activities with respect to the Trust’s Shares, decisions by the Authorized Participants to not engage with the Trust or its Shares may result in a decline in the liquidity of the Shares and the price of the Shares may fluctuate independently of the price of Trust’s solana (i.e., at a greater premium or discount to the Trust’s NAV).

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect investors’ investment in the Shares.

Only Authorized Participants may create or redeem Baskets. All other investors that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share.

The Sponsor is leanly staffed and relies heavily on key personnel to manage its activities.

The Sponsor is leanly staffed and relies heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor.

Conducting creations and redemptions for cash has drawbacks.

The Trust may conduct some or all of its creations and redemptions for cash, rather than in-kind. The use of Cash Creations and Cash Redemptions may cause Shares to trade in the market at greater bid-ask spreads or greater premiums or discounts to their NAV per Share. The use of cash for redemptions will also limit the tax efficiency of the Trust. Additionally, the Trust’s need to purchase solana in connection with Cash Creation Orders introduces the possibility that the Trust will pay a higher price for solana than the value ascribed to solana by the Pricing Benchmark, the rate used to calculate the Trust’s NAV. This is known as “slippage.” While transactions in any asset are subject to the risk of slippage, it is possible that transactions in digital assets may be more susceptible. The Trust seeks to minimize the risk of slippage by basing the amount of cash an Authorized Participant is required to deposit to consummate a Cash Creation Order for Baskets on the price the Trust actually paid for the solana rather than on the value of solana ascribed by the Pricing Benchmark. Nonetheless, there can be no guarantee that the Trust will not be negatively affected by slippage from time to time. The Trust will also incur transaction costs it would not otherwise have incurred if it received and distributed solana in-kind and was not required to purchase and sell solana in connection with Cash Creation Orders and Cash Redemption Orders.

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust.

The Trust operations will be managed by the Sponsor. It is possible that conflicts may arise between the Sponsor, affiliates, the Trust and its Shareholders.

In resolving conflicts of interest, the Sponsor is allowed to take into account the interests of other parties. Conflicts of interest may arise as a result of:

•
Sponsor and its affiliates will be indemnified pursuant to the Trust Agreement;
•
The Sponsor’s allocation of resources (including the time and attention of management and business development) among different clients and potential future business ventures, to each of which they may owe fiduciary duties, the determination of which is the responsibility of the Sponsor and its affiliates;
•
The staff of the Sponsor may also directly or indirectly serve affiliates and clients of the Sponsor;
•
The Trust Agreement does not prohibit the Sponsor, its respective affiliates and their respective officers and employees from engaging in other businesses or activities that might be in direct competition with the Trust;
•
The Sponsor and its staff may take direct positions in solana or in other investments, or may advise other clients to take such positions, that may be in conflict with the Trust’s investment objectives or that may be of a size that could impact the price of solana;
•
The Sponsor may preference the use of an affiliated Staking Agent when allocating the Trust’s solana among Staking Agents; and
•
The Sponsor decides whether to obtain third-party services for the Trust.
•
By investing in the Shares, investors agree and consent to the provisions set forth in the Trust Agreement.

The Sponsor’s policies and procedures may not fully mitigate the risk of conflicts of interest.

The Sponsor has operating practices that require personnel to pre-clear personal trading activity in which solana is the referenced asset and the trade exceeds $4,999 in value. In general, pre-clearance policies prohibit employees and agents from engaging in certain personal trading activity without first obtaining pre-clearance of the transaction from the firm’s chief compliance officer, chief financial officer, or some senior officer with similar responsibilities.

Even with the implementation of pre-clearance requirements, the Sponsor may not be able to fully mitigate the risk of conflicts of interest or avoid the appearance of impropriety in connection with the purchase and sale of solana. There is no guarantee that every employee, officer, director, or similar person associated with the Sponsor, or its affiliates will refrain from engaging in insider trading in violation of their duties to the Trust and Sponsor.

This risk is present in traditional financial markets and is not unique to solana. If such employees or others affiliated with the Sponsor engage in illegal conduct or conduct which fails to meet applicable regulatory standards, the Sponsor and its affiliates could be the target of civil or criminal fines, penalties, punishments, or other regulatory sanctions or lawsuits or could be the target of an investigation. Any of these outcomes could cause the Trust and Shareholders to suffer harm.

The Sponsor and its affiliates may also participate in transactions related to solana, either for their own account (subject to certain internal employee trading operating practices) or for the account of others, such as clients. Such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the solana held by the Trust and, consequently, on the market value of solana.

The Trust is new, and if it is not profitable, the Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain open, then the Trust could be terminated and liquidated at the direction of the Sponsor. Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context. Investors may be adversely affected by redemption or creation orders that are subject to postponement, suspension or rejection under certain circumstances.

The Sponsor may discontinue its services, which may be detrimental to the Trust.

Sponsor may be unwilling or unable to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities and is unable to be replaced, the Trust may have to terminate and liquidate the solana held by the Trust. A substitute sponsor’s appointment will not guarantee the Trust’s continued operation even if a substitute sponsor is found, the appointment of a substitute sponsor may not necessarily be beneficial to the Trust or an investment in the Shares and the Trust may terminate.

Any of the service providers could resign or be removed by the Trust, which could trigger early termination of the Trust.

Any service provider may resign or be removed under its respective governing agreement. The Trust may dissolve in accordance with the terms of the Trust Agreement if any service provider resigns or is removed and is unable to be replaced.

The lack of independent advisers representing investors in the Trust may cause Shareholders to be adversely affected.

Counsel, accountants and other advisers have been consulted by the Sponsor regarding the formation and operation of the Trust. Potential investors should consult their own legal, tax and financial advisers regarding the desirability of an investment in the Shares. No counsel has been appointed to represent an investor in connection with the offering of the Shares. Failure to consult with their own legal, tax and financial advisers may lead to Shareholders making an undesirable investment decision with respect to investment in the Shares.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights under the Trust Agreement. For example, except as required under applicable federal law or under the rules or regulations of the Exchange, Shareholders have no voting rights and take no part in the management or control of, and have no voice in, the Trust’s operations or business. The Trust may enact splits or reverse splits without Shareholder approval, and the Trust is not required to pay regular distributions. The Trust will not have regular Shareholder meetings. The right to authorize actions, appoint service providers or take other actions will not be held by Shareholders, unlike shareholders of other trusts.

An investment in the Trust may be adversely affected by competition from other investment vehicles focused on solana or other digital assets.

The Trust will compete with direct investments in solana, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to digital assets and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Trust’s control, may make it more attractive to invest in other vehicles, which could adversely affect the performance of the Trust.

Investors cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Investors cannot be assured that the Sponsor will be able to continue to service the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust, the Trust may be adversely affected, as there may be no entity servicing the Trust for a period of time. Such an event could result in termination of the Trust.

The liability of the Sponsor and the Trustee is limited, and the value of the Shares will be adversely affected if the Trust is required to indemnify the Trustee or the Sponsor.

Under the Trust Agreement, the Trustee and the Sponsor are not liable, and have the right to be indemnified, for any liability or expense incurred absent gross negligence or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the Sponsor may require the assets of the Trust to be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the NAV of the Trust and the value of its Shares.

Shareholders’ limited rights of legal recourse against the Trust, Sponsor, Administrator, Transfer Agent, Cash Custodian, Prime Execution Agent and Solana Custodian and the Trust’s lack of direct insurance protection expose the Trust and its Shareholders to the risk of loss of the Trust’s solana for which no person is liable.

The Trust is not a banking institution and is not a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, investments in the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. Likewise, the Solana Custodian is not a depository institution and is not a member of the FDIC or SIPC and, therefore, the Trust’s assets held with the Solana Custodian are not subject to FDIC or SIPC insurance coverage. In addition, neither the Trust nor the Sponsor insures the Trust’s solana. The Solana Custodian’s parent, Coinbase Global, Inc. (“Coinbase Global”), maintains a commercial crime insurance policy of up to $320 million, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Solana Custodian and the Prime Execution Agent (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding solana with the Solana Custodian or Prime Execution Agent, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the solana insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Trust. While the Solana Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Solana Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets.

Furthermore, under the Solana Custody Agreement, the Solana Custodian’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of solana, or fraud or willful misconduct, the Mutually Capped Liabilities (defined below), the Solana Custodian’s aggregate liability under the Solana Custody Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Solana Custodian in the 12 months prior to the event giving rise to the Solana Custodian’s liability, and (B) the value of the affected solana or cash giving rise to the Solana Custodian’s liability; (ii) in respect of the Solana Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Solana Custodian’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule or regulation with respect to the provision of its services (the “Mutually Capped Liabilities”), the Solana Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Solana Custodian in the 12 months prior to the event giving rise to the Solana Custodian’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Solana Custodian is not liable, even if the Solana Custodian has been advised of or knew or should have known of the possibility thereof. In general, the Solana Custodian is not liable under the Solana Custody Agreement except in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The Solana Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Solana Custodian. In the event of potential losses incurred by the Trust as a result of the Solana Custodian losing control of the Trust’s solana or failing to properly execute instructions on behalf of the Trust, the Solana Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Solana Custodian directly caused such losses.

Similarly, under the Prime Execution Agreement, the Prime Execution Agent’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of solana, or fraud or willful misconduct, or the PB Mutually Capped Liabilities (defined below), the Prime Execution Agent’s aggregate liability shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability, and (B) the value of the cash or affected solana giving rise to the Prime Execution Agent’s liability; (ii) in respect of the Prime Execution Agent’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Execution Agent’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, violation of any law, rule or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue (as defined below) (the “PB Mutually Capped Liabilities”), the Prime Execution Agent’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Execution Agent is not liable, even if the Prime Execution Agent has been advised of or knew or should have known of the possibility thereof. In general, with limited exceptions (such as for failing to execute an order), the Prime Execution Agent is not liable under the Prime Execution Agreement except in the event of its gross negligence, fraud, material violation of applicable law or willful misconduct. The Prime Execution Agent is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Execution Agent. These and the other limitations on the Prime Execution Agent’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Execution Agent directly caused such losses. Both the Trust and the Prime Execution Agent and its affiliates (including the Solana Custodian) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Execution Agent (in the case of the Trading Balance) or the Solana Custodian (in the case of the Trust Solana Accounts) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Solana Custodian or Prime Execution Agent in the virtual currency industry, there is a risk that customers’ assets—including the Trust’s assets—may be considered the property of the bankruptcy estate of the Prime Execution Agent (in the case of the Trading Balance) or the Solana Custodian (in the case of the Trust Solana Accounts), and customers—including the Trust—may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Solana Custody Agreement contains an agreement by the parties to treat the solana credited to the Trust Solana Accounts as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Solana Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Solana Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Solana Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Solana Custodian became subject to insolvency proceedings and a court were to rule that the custodied solana were part of the Solana Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Solana Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Solana Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Solana Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

With respect to the Prime Execution Agreement, there is a risk that the Trading Balance, in which the Trust’s solana and cash is held in omnibus accounts by the Prime Execution Agent (in the latter case, as described below in “RISK FACTORS—Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust”), could be considered part of the Prime Execution Agent’s bankruptcy estate in the event of the Prime Execution Agent’s bankruptcy. The Prime Execution Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance.

The Prime Execution Agent is not required to hold any of the solana or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Prime Execution Agreement provides that the Trust does not have an identifiable claim to any particular solana (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the solana (and cash) the Prime Execution Agent has allocated to the omnibus wallets the Prime Execution Agent holds, as well as the accounts in the Prime Execution Agent’s name that the Prime Execution Agent maintains at Connected Trading Venues (the “Connected Trading Venue”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Execution Agent suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Execution Agent’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Execution Agent, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Execution Agent, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Execution Agent, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of solana by the Solana Custodian or Prime Execution Agent, absent gross negligence, bad faith or willful misconduct on the part of the Sponsor. As a result, the recourse of the Trust or the Shareholders to the Sponsor, including in the event of a loss of solana by the Solana Custodian or Prime Execution Agent, is limited.

The Shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of solana or the provision of instructions relating to the movement of solana, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Solana Custodian and Prime Execution Agent. The Prime Execution Agreement and Solana Custody Agreement provide that neither the Sponsor nor its affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any of the Trust’s obligations, agreements, representations or warranties under the Prime Execution Agreement or Solana Custody Agreement or any transaction thereunder. Consequently, a loss may be suffered with respect to the Trust’s solana that is not covered by Coinbase Global’s insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

During the rare and limited circumstances when the Trust utilizes the Agent Execution Model pursuant to a Cash Creation Order, it may utilize Trade Credits. If the Trade Credits are not available or become exhausted, the Trust may face delays in buying or selling solana that may adversely impact Shareholders; if the Trust does not repay the Trade Credits on time, its assets may be liquidated by the Trade Credit Lender and its affiliates.

During the rare and limited circumstances when the Trust utilizes the Agent Execution Model pursuant to a Cash Creation Order, it may utilize Trade Credits (defined below). To avoid having to pre-fund purchases or sales of solana, the Trust may borrow solana or cash as trade credit (“Trade Credit”) from Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the “Trade Financing Agreement”). The Trade Credit Lender is only required to extend Trade Credits to the Trust to the extent such solana or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted, (1) there may be delays in the buying and selling of solana related to cash creations and redemptions or the selling of solana related to paying Trust expenses not assumed by the Sponsor, to the extent applicable, (2) Trust assets may be in held the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Pricing Benchmark price used to determine the NAV of the Trust. To the extent that the execution price for purchases and sales of solana deviate significantly from the Pricing Benchmark price used to determine the Trust’s NAV, Shareholders may be negatively impacted because the added costs of such price deviations would be incurred by the Authorized Participants and may be passed onto the Shareholders in the secondary market.

To the extent the Trust utilizes Trade Credits when using the Agent Execution Model, such Trade Credits are secured by the Trust’s assets, including any cash and solana held in the Trading Balance with the Prime Execution Agent and the Trust Solana Accounts held with the Solana Custodian, and such assets may be liquidated by the Trade Credit Lender to repay Trade Credit debt owed by the Trust in the event the Trust fails to repay the Trade Credit debt.

During the rare and limited circumstances when the Trust utilizes the Agent Execution Model pursuant to a Cash Creation Order, it may utilize Trade Credits. The Trust generally must repay Trade Credits by 6:00 p.m. EST on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Trust (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Trust has granted a security interest, lien on, and right of set off against all of the Trust’s right, title and interest, in the Trust’s Trading Balance and Trust Solana Accounts established pursuant to the Prime Execution Agreement and Solana Custody Agreement, in order to secure the repayment by the Trust of the Trade Credits and financing fees to the Trade Credit Lender. Upon a Termination for Cause, as defined in the Prime Execution Agreement, which includes a failure by the Trust to pay and settle in full its obligations to the Trade Credit Lender in respect of the financing it provides to the Trust in the form of Trade Credits, the Solana Custodian and the Prime Execution Agent have agreed to comply with instructions from the Trade Credit Lender with respect to the disposition of the assets in the Trust Solana Accounts and Trading Balance respectively without further consent by the Trust. If the Trust fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Trust’s assets and liquidate them to repay the Trade Credit debt owed by the Trust to the Trade Credit Lender.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust, in the limited circumstances when the Trust utilizes the Agent Execution Model.

The Prime Execution Agent relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of solana. In particular, the Prime Execution Agent has disclosed that customer cash held by the Prime Execution Agent, including the cash associated with the Trust’s Trading Balance, is held in one or more banks’ accounts for the benefit of the Prime Execution Agent’s customers, or in money market funds in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service), provided that such investments are held in accounts in Coinbase’s name for the benefit of customers and are permitted and held in accordance with state money transmitter laws (“Money Market Funds”). The Prime Execution Agent has represented to the Sponsor that it has implemented the following policy with respect to the cash associated with the Trust’s Trading Balance. First, any cash related to the Trust’s purchase or sale of solana will be held in an omnibus account in the Prime Execution Agent’s name for the benefit of (“FBO”) its customers at each of multiple FDIC-insured banks (an “FBO Account”), or in a Money Market Fund. The amount of Trust cash held at each FBO Account shall be in an amount at each bank that is the lower of (i) the FDIC insurance limit for deposit insurance and (ii) any bank-specific limit set by the Prime Execution Agent for the applicable bank. Deposit insurance does not apply to cash held in a Money Market Fund. The Prime Execution Agent has agreed to title the accounts in a manner designed to enable receipt of FDIC deposit insurance where applicable on a pass-through basis, but does not guarantee that pass-through insurance will apply since such insurance is dependent on the compliance of the bank. Second, to the extent the Trust’s cash in the Trading Balance in aggregate exceeds the amounts that can be maintained at the banks on the foregoing basis, the Prime Execution Agent has represented that it currently conducts an overnight sweep of the excess into U.S. government money market funds. The Sponsor has not independently verified the Prime Execution Agent’s representations. To the extent that the Prime Execution Agent faces difficulty establishing or maintaining banking relationships, the loss of the Prime Execution Agent’s banking partners or the imposition of operational restrictions by these banking partners and the inability of the Prime Execution Agent to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Prime Execution Agent could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Execution Agent is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Prime Execution Agent holds customer cash, including the cash associated with the Trust’s Trading Balance (which is used by the Prime Execution Agent to move cash flows associated with the Trust’s orders to sell solana in connection with payment of Trust expenses not assumed by the Sponsor), fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the Department of the Treasury, the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

The Prime Execution Agent has historically maintained banking relationships with Silvergate Bank and Signature Bank. While the Sponsor does not believe there is a direct risk to the Trust’s assets from the failures of Silvergate Bank or Signature Bank, in the future, changing circumstances and market conditions, some of which may be beyond the Trust’s or the Sponsor’s control, could impair the Trust’s ability to access the Trust’s cash held with the Prime Execution Agent in the Trust’s Trading Balance or associated with the Trust’s orders to sell solana in connection with payment of Trust expenses not assumed by the Sponsor. If the Prime Execution Agent were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Execution Agent’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Prime Execution Agent maintains customer cash, in the Trust’s Trading Balance associated with the Trust’s orders to sell Solana in connection with payment of Trust expenses not assumed by the Sponsor, could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Execution Agent is subject or other potential protections. Although the Prime Execution Agent has made certain representations to the Sponsor regarding the Prime Execution Agent’s maintenance of records in a manner reasonably designed to qualify for FDIC insurance on a pass-through basis in connection with the accounts in which the Prime Execution Agent maintains cash on behalf of its customers (including the Trust), there can be no assurance that such pass-through insurance will ultimately be made available. In addition, the Trust may maintain cash balances with the Prime Execution Agent that are not insured or are in excess of the FDIC’s insurance limits, or which are maintained by the Prime Execution Agent at Money Market Funds and subject to the attendant risks (e.g., “breaking the buck”). As a result, the Trust could suffer losses.

The Prime Execution Agent routes orders through Connected Trading Venues in connection with trading services under the Prime Execution Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Execution Agent’s business and cause losses for the Trust.

In connection with trading services under the Prime Execution Agreement, the Prime Execution Agent routinely routes customer orders to Connected Trading Venues, which are third-party platforms or other trading venues (including the trading venue operated by the Prime Execution Agent). In connection with these activities, the Prime Execution Agent may hold solana with such Connected Trading Venues in order to effect customer orders, including the Trust’s orders. However, the Prime Execution Agent has represented to the Sponsor that no customer cash is held at Connected Trading Venues. If the Prime Execution Agent were to experience a disruption in the Prime Execution Agent’s access to these Connected Trading Venues, the Prime Execution Agent’s trading services under the Prime Execution Agreement could be adversely affected to the extent that the Prime Execution Agent is limited in its ability to execute order flow for its customers, including the Trust. In addition, while the Prime Execution Agent has policies and procedures to help mitigate the Prime Execution Agent’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Execution Agent might not be able to fully recover the customer’s solana that the Prime Execution Agent has deposited with these third parties. As a result, the Prime Execution Agent’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Trust or perform its obligations under the Prime Execution Agreement, and the Trust could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Execution Agent maintains customer solana, including solana associated with the Trust, could result in losses to the Trust, notwithstanding the regulatory requirements to which the Prime Execution Agent is subject or other potential protections.

A loss of confidence or breach of the Solana Custodian may adversely affect the Trust and the value of an investment in the Shares.

Custody and security services for the Trust’s solana are provided by Coinbase Custody, although the Trust may retain one or more additional custodians at a later date. Solana held by the Trust may be custodied or secured in different ways (for example, a portion of the Trust’s solana holdings may be custodied by Coinbase Custody and another portion by another third-party custodian). Over time, the Trust may change the custody or security arrangement for all or a portion of its holdings. The Sponsor will decide the appropriate custody and arrangements based on, among other factors, the availability of experienced custodians and the Trust’s ability to securely safeguard the solana.

If the Solana Custody Agreement or Prime Execution Agreement is terminated or the Solana Custodian or Prime Execution Agent fails to provide services as required, the Sponsor may need to find and appoint a replacement custodian or prime broker, which could pose a challenge to the safekeeping of the Trust’s solana, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Solana Custodian, which is Coinbase Custody, and to a lesser extent, the Prime Execution Agent, Coinbase Inc. to operate. Coinbase Custody performs essential functions in terms of safekeeping the Trust’s solana in the Trust Solana Accounts, and its affiliate, Coinbase Inc., in its capacity as Prime Execution Agent under the Agent Execution Model. If Coinbase Custody or Coinbase Inc. fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

The Sponsor may not be able to find a party willing to serve as the custodian of the Trust’s solana or as the Trust’s prime execution agent under the same terms as the current Solana Custody Agreement or Prime Execution Agreement or at all. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or prime execution agent, the Sponsor may be required to terminate the Trust and liquidate the Trust’s solana. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Solana Custody Agreement or Prime Execution Agreement that is less favorable for the Trust, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime execution agent, its operations could be adversely affected.

Coinbase Custody serves as the Solana custodian and Coinbase Inc. serves as the prime broker for several competing exchange-traded Solana products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Solana Custodian and Prime Execution Agent are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded crypto asset company in the world by market capitalization and is also the largest crypto asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally capable providers of crypto asset brokerage and custody services, Coinbase Custody serves as the Solana custodian and Coinbase Inc. serves as the prime broker for several competing exchange-traded solana products. Therefore, Coinbase Global has a critical role in supporting the U.S. spot solana exchange-traded product ecosystem, and its size and market share create the risk that Coinbase Global may fail to properly resource its operations to adequately support all such products that use its services that could harm the Trust, the Shareholders and the value of the Shares. If the Trust needed to utilize the Agent Execution Model to buy or sell solana pursuant to a Cash Creation Order or Cash Redemption Order because no Solana Trading Counterparties were willing or able to effectuate the Trust’s transactions, and the Prime Execution Agent were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Sponsor may need to find and appoint a replacement Solana Custodian or Cash Custodian quickly, which could pose a challenge to the safekeeping of the Trust’s solana and cash.

The Sponsor may need to replace Coinbase Custody as the solana custodian of the Trust’s solana or BNY Mellon as the cash custodian of the Trust’s cash and cash equivalents as a result of the insolvency, business failure or interruption, default, failure to perform, security breach or other problems. Transferring maintenance responsibilities of the Trust’s accounts with the Solana Custodian and/or Cash Custodian to another party will likely be complex and could subject the Trust’s solana to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. The Sponsor may not be able to find a party willing to serve as the Solana Custodian or Cash Custodian under the same terms as the current Solana Custody Agreement or Cash Custody Agreement, respectively. To the extent that Sponsor is not able to find a suitable party willing to serve as the Solana Custodian or Cash Custodian, as applicable, the Sponsor may be required to terminate the Trust and liquidate the Trust’s solana. In addition, to the extent that the Sponsor finds a suitable party but must enter into modified custodial services agreements that cost more, the value of the Shares could be adversely affected.

The Solana Custodian could become insolvent.

The Trust’s assets will be held in one or more accounts maintained for the Trust by the Solana Custodian and Cash Custodian. The Solana Custodian is not a depository institution as it is not insured by the FDIC. The insolvency of the Solana Custodian or of any broker, custodian bank or clearing corporation used by the Solana Custodian, may result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets. Additionally, custody of digital assets presents inherent and unique risks relating to access, loss, theft and means of recourse in such scenarios. These risks are applicable to the Trust’s use of Coinbase Custody.

Solana held by the Trust is not subject to FDIC or SIPC protections.

The Trust is not a banking institution or otherwise a member of the FDIC or SIPC and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. The undivided interests in the Trust’s solana represented by the Shares in the Trust are not insured.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that the Sponsor has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

It is possible that third parties might utilize the Trust’s intellectual property or technology, including the use of its business methods and trademarks, without permission. However, the Trust may not have adequate resources to implement procedures for monitoring unauthorized uses of their trademarks, proprietary software and other technology. Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of the Trust or claim that the Trust has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights. As a result, the Trust may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid. Any litigation of this type, even if the Trust is successful and regardless of the merits, may result in significant costs, divert its resources from the Trust, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, the Trust is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of one or more of the Trust’s third-party service providers (including, but not limited to, the Administrator, Transfer Agent, the Sponsor, the Solana Custodian and the Cash Custodian) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of the Shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Trust and its Shareholders could be negatively impacted as a result. While the Trust has established business continuity plans, there are inherent limitations in such plans.

The Trust faces risks related to the outbreak of infectious diseases or other public health issues, which could negatively impact the value of the Trust’s holdings and significantly disrupt its operations.

Health crises caused by the outbreak of infectious diseases or other public health issues, may exacerbate other pre-existing political, social, economic, market and financial risks. The impact of any such events, could negatively affect the global economy, as well as the economies of individual countries or regions, the financial performance of individual companies, sectors and industries, and the markets in general in significant and unforeseen ways. Any such impact could adversely affect the prices and liquidity of the Shares.

For example, an outbreak of a respiratory disease designated as COVID-19 was first detected in China in December 2019 and subsequently spread internationally. The transmission of COVID-19 and efforts to contain its spread resulted in international, national and local border closings and other significant travel restrictions and disruptions, significant disruptions to business operations, supply chains and customer activity, event cancellations and restrictions, service cancellations, reductions and other changes, significant challenges in healthcare service preparation and delivery, and quarantines, as well as general concern and uncertainty that negatively affected the economic environment. These impacts also caused significant volatility and declines in global financial markets, including increased volatility and uncertainty in crypto markets, which have caused losses for investors. The emergence of new COVID variants or other infectious diseases could result in a substantial economic downturn or recession.

In addition, the operations of the Trust, the Sponsor and other service providers may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of any such entity’s personnel. Any disruption of operations could adversely impact the price and liquidity of the Shares, including, without limitation, the Trust’s ability to process creation or redemption orders for Baskets.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Trust’s cybersecurity risk management is established and governed by the Sponsor. The Sponsor determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for the Trust and the Trust relies on the Sponsor for assessing, identifying and managing material risks to the Trust’s business from cybersecurity threats.

The Sponsor’s cybersecurity policies and practices are set out in the Sponsor’s compliance manual and are reviewed on an annual basis. In addition, all officers of the Sponsor and all employees of Bitwise Asset Management, Inc. (“BAM”), the parent of the Sponsor, receive annual compliance training and annual cybersecurity training. Attendance at the annual cybersecurity training and the annual compliance training is tracked and recorded.

The Sponsor engages a selection of third-party experts (“Experts”) to assist its internal legal, compliance and engineering personnel in developing, implementing and testing its cybersecurity policies and procedures. The Experts assist in performing assessments, penetration tests and reviewed areas of potential vulnerability. In addition, the Experts work with the Sponsor to conduct cybersecurity training, exercises and quarterly internal phishing tests. The Sponsor uses the findings of such exercises and campaigns to improve its practices, procedures, and technologies. The Sponsor also engages the Experts to support its cybersecurity threat and incident response management and maintains information security risk insurance coverage.

The Sponsor conducts due diligence on the Experts and all third-party service providers both at the beginning of any contractual relationship and on an ongoing, periodic basis. The Sponsor reviews a selection of all of its service providers on an annual basis, with specific emphasis on any service providers deemed to be high risk and utilizes external compliance partners to assist with this review. As part of this review, the Sponsor tracks any identified deficiencies and requires that its third-party service providers have in place appropriate technical and organizational security measures and security-control principles based on recognized cybersecurity standards. The Sponsor also obtains contractual assurances from third-party service providers relating to their security responsibilities, controls, reporting, and roles and responsibilities as it pertains to cybersecurity incident response policies and notification requirements. While neither the Sponsor nor the Trust has experienced a material cybersecurity incident during the year ended December 31, 2025, cybersecurity threat risks may materially affect either the Sponsor or the Trust, including the Trust’s business strategy, results of operations or financial condition.

Governance

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates. The Sponsor utilizes the cybersecurity program of BAM, the parent of the Sponsor.

BAM's cybersecurity program is managed through a combination of internal leadership and specialized third-party support. BAM employs experienced internal cybersecurity personnel, including a Head of Security and a Senior IT & Security Engineer, who are responsible for cybersecurity strategy, risk management, incident response preparedness, and day-to-day security operations. This internal function is complemented by external cybersecurity firms that provide security advisory services, continuous endpoint detection and response monitoring, and threat intelligence. Senior management maintains oversight of cybersecurity risk through regular reporting, alerts generated by security tools deployed in BAM's information technology environment, and input from third-party security partners. This approach is designed to help BAM prevent, detect, mitigate, and remediate cybersecurity risks in a manner appropriate to its size and risk profile. In addition, BAM has a board of directors that is ultimately responsible for managing and directing the affairs of the Sponsor, including maintaining oversight of risks from cybersecurity threats. Mr. Kim, the Chief Technology Officer of BAM, serves on the BAM board of directors.

Item 2. Properties.

The Trust is a passive entity with no operations, and the Sponsor administers and manages the Trust as described under “Item 1. Business—Description of the Trust Agreement.” The principal office of the Sponsor is located at 250 Montgomery Street, Suite 200, San Francisco, CA 94104. The lease expires on March 1, 2027.

Item 3. Legal Proceedings.

There are no current, past, pending or, to the Sponsor’s knowledge, threatened legal proceedings or administrative actions either by or against the Trust or the Sponsor that could have a material effect on the Trust’s or the Sponsor’s business, financial condition, or operations or any current, past or pending trading suspensions by a securities regulator.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Trust	Commencement of Trading	Ticker Symbol	Name of each exchange on which registered
Bitwise Solana Staking ETF	October 28, 2025	BSOL	NYSE Arca

Holders

As of December 31, 2025, there was one (1) holder of record of the Trust. This includes Cede & Co. as nominee for DTC for the Shares traded on the Exchange, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on the Exchange or transferred their eligible Shares to their brokerage accounts. Because all of the Trust’s Shares are currently held by brokers and other institutions on behalf of Shareholders, the Trust is unable to estimate the total number of Shareholders represented by the record holder.

Dividends

The Trust made no distributions to Shareholders during the period ended December 31, 2025. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

On October 27, 2025, the Trust’s Registration Statement on Form S-1 (File No. 333-283391) was declared effective pursuant to which the Trust registered an unlimited number of Shares. The Trust’s Shares began trading on the Exchange on October 28, 2025 and since that date, through March 12, 2026 (excluding any redemptions), the Trust sold 53,250,000 Shares for aggregate proceeds of $1,036,727,065. The Trust seeks to use substantially all of the proceeds of the offering of Shares to make investments in solana in a manner consistent with the Trust’s investment objective.

Recent Sales of Unregistered Shares

Prior to the commencement of operations on October 23, 2025, on September 17, 2025, BAM purchased 8 Shares at a per-Share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). On October 23, 2025, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-Share price of $25.00. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On October 23, 2025, BIM sold all of its 100,000 Shares of the Trust for cash.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 28 Baskets (comprising 280,000 Shares) during the fourth quarter of the year ended December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
October 1, 2025 – October 31, 2025	8	$25
November 1, 2025 – November 30, 2025	—	$—
December 1, 2025 – December 31, 2025	280,000	$16.41

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust’s audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions the Trust believes to be reasonable. The Trust’s actual results could differ materially from those discussed in these forward-looking statements. See “Statement Regarding Forward-Looking Statements” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Sponsor undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Annual Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Annual Report.

Trust Overview

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on October 27, 2025 and the Shares of the Trust were listed on the Exchange on October 28, 2025.

Prior to the commencement of operations on October 23, 2025, on September 17, 2025, BAM purchased 8 Shares at a per-share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). On October 23, 2025, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-Share price of $25.00. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets.

The business and operations of the Trust are described above under Part I, Item I under the heading “Business”, which is incorporated into this Item by reference.

Results of Operations

Financial Information for the period from October 28, 2025 (commencement of operations) through December 31, 2025

For the period October 23, 2025 (commencement of operations) through December 31, 2025*

Investment income
Staking Rewards	$6,009
Expenses
Sponsor Fee	193
Staking Fee	361
Total Expenses	554
Less: Waivers and Reimbursement	(554)
Net Expenses	—
Net investment income	6,009

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in solana sold for redemptions	(2,803)
Net change in unrealized appreciation (depreciation) on investment in solana	(209,749)
Net realized and unrealized gain (loss)	(212,552)
Net increase (decrease) in net assets resulting from operations	$(206,543)

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Sponsor Fee^

The Trust pays a unitary Sponsor Fee of 0.20% per annum of the Trust’s solana holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of the Trust assets through January 27, 2026. The Sponsor Fee for the period from October 23, 2025 (commencement of operations) to December 31, 2025 was approximately $193, of which $193 was contractually waived, resulting in a net Sponsor Fee of approximately $0.

Net Realized Gain (Loss) from Solana^

Net realized loss on investment in solana sold for redemptions for the period from October 23, 2025 (commencement of operations) to December 31, 2025 was approximately $2,803.

Net Change in Unrealized Appreciation (Depreciation) from Solana^

Net change in unrealized depreciation on investment in solana for the period from October 23, 2025 (commencement of operations) to December 31, 2025 was approximately $209,749.The change was primarily due to the price depreciation of solana held by the Trust.

Net Increase (Decrease) in Net Assets resulting from Operations^

Net decrease in net assets resulting from operations for the period from October 23, 2025 (commencement of operations) to December 31, 2025 was approximately $206,543. This change was primarily due to an increase in net realized gain and an increase in unrealized depreciation on investments in solana, with a net realized and unrealized loss on investment in solana of approximately $212,552, less the Staking Fee income of $6,009, for the period from October 23, 2025 (commencement of operations) to December 31, 2025.

The change in net realized and unrealized gain (loss) was primarily due to fluctuations in the solana price during the respective period. For the period from October 23, 2025 (commencement of operations) to December 31, 2025, the net realized and unrealized loss on investment in solana was driven by the SOLUSD_NY solana price depreciation from $191.41 per solana as of October 23, 2025 to $123.86 per solana as of December 31, 2025. .

Net Assets^

As of December 31, 2025*, the Trust held a net closing balance of 5,154,309.1029 solana with a total market value of $638,398 based on the CME CF Solana - Dollar Reference Rate - New York Variant (“SOLUSD_NY”) price of $123.88 used to determine the Trust's NAV. The total market value of the Trust's solana held was $638,928 based on the price of a solana (Lukka Prime Rate) in the principal market (Coinbase) of $123.96, used to determine the Trust's Principal Market NAV.

Net assets increased to approximately $641,326 at December 31, 2025*, with a 34.52% decrease in Principal Market NAV per Share for the period from October 23, 2025 (commencement of operations) to December 31, 2025. The increase in net assets was primarily driven by the net increase in capital Share transactions of approximately $847,869, partially offset by the price depreciation of solana and a net decrease resulting from operations of $206,543.

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

^ Amounts displayed are in the ‘000s, except for per-Share/coin references

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.20% per annum of the Trust’s solana holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of Trust assets through January 27, 2025, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Solana Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Solana network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Asset), any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets (blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s solana as necessary to pay such expenses. The cash proceeds of the sale are sent to the Sponsor to pay the expenses. Any remaining cash is distributed back to the Cash Custodian. The Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and solana. The Trust will not borrow to meet liquidity needs. See Part I, Item I under the heading “Business - Fees and Expenses” for an additional discussion of the Trust’s fees and expenses.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off‑Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the period from October 23, 2025 (commencement of operations) to December 31, 2025.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for solana on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust has engaged a third-party vendor to obtain a price from a principal market for solana, which will be either the market the Trust normally transacts in for solana or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under U.S. GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for solana in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Please refer to Note 2 to the financial statements included in this Annual Report for further discussion of the Trust’s accounting policies.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor

Bitwise Solana Staking ETF:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities, including the schedule of investment of Bitwise Solana Staking ETF (the Trust) as of December 31, 2025, and the related statements of operations, changes in net assets and cash flows for the period from October 23, 2025 (commencement of operations) through December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025, the results of its operations, changes in its net assets, and its cash flows for the period October 23, 2025 (commencement of operations) through December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2025.

New York, New York
March 20, 2026

Bitwise Solana Staking ETF

Statement of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

December 31, 2025*

Assets
Investment in solana, at fair value (cost $848,673) including $638,813 staked solana	$638,928
Receivable for staked rewards	107
Receivable for In-Kind Creations	2,291
Total assets	641,326

Liabilities
Sponsor Fee payable	—
Total liabilities	—

Net Assets	$641,326

Shares issued and outstanding, no par value, unlimited amount authorized	39,180,000
Principal Market NAV per share	$16.37

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Schedule of Investment

(Amounts in thousands, except quantity of solana and percentages)

December 31, 2025*

	Quantity of solana	Cost	Fair Value		% of Net Assets
Investment in solana^	5,154,309.1029	$848,673	$638,928	[1]	99.63%
Total Investment		$848,673	638,928		99.63%
Assets in excess of liabilities			2,398		0.37%
Net Assets			$641,326		100.00%

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

1 Amount includes $638,813 of staked SOL at December 31, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statement of Operations

(Amounts in thousands)

For the period October 23, 2025 (commencement of operations) through December 31, 2025*

Investment income
Staking Rewards	$6,009
Expenses
Sponsor Fee	193
Staking Fee	361
Total Expenses	554
Less: Waivers and Reimbursement	(554)
Net Expenses	—
Net investment income	6,009

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in solana sold for redemptions	(2,803)
Net change in unrealized appreciation (depreciation) on investment in solana	(209,749)
Net realized and unrealized gain (loss)	(212,552)
Net increase (decrease) in net assets resulting from operations	$(206,543)

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statement of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	For the period October 23, 2025 (commencement of operations) through December 31, 2025*

Increase (decrease) in net assets resulting from operations
Net investment gain (loss)	$6,009
Net realized gain (loss) on investment in solana sold for redemptions	(2,803)
Net change in unrealized appreciation (depreciation) on investment in solana	(209,749)
Net increase (decrease) in net assets resulting from operations	(206,543)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	852,463
Redemptions for Shares redeemed	(4,594)
Net increase (decrease) in net assets resulting from capital share transactions	847,869
Total increase (decrease) in net assets from operations and capital share transactions	641,326
Net assets
Beginning of period	—	(1)
End of period	$641,326

Shares issued and redeemed
Shares issued	39,460,000
Shares redeemed	(280,008)
Net increase (decrease) in Shares issued and outstanding	39,179,992

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

(1) On September 17, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-Share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares"). On October 23, 2025, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-Share price of $25.00.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statement of Cash Flows

(Amounts in thousands)

	For the period October 23, 2025 (commencement of operations) through December 31, 2025*

Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(206,543)
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of solana	(494,697)
Solana received for Staking Rewards	(5,902)
Proceeds from solana sold	4,594
Net realized (gain) loss from investment in solana sold for redemptions	2,803
Net change in unrealized (appreciation) depreciation on investment in solana	209,749
Change in operating assets and liabilities:
(Increase) Decrease in receivable for staked rewards	(107)
Net cash provided by (used in) operating activities	(490,103)

Cash flow from financing activities
Creations for Shares issued	494,697
Redemptions for Shares redeemed	(4,594)
Net cash provided by (used in) financing activities	490,103

Net increase (decrease) in cash	—
Cash, beginning of period	—	(1)
Cash, end of period	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of solana	$355,475

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

(1) On September 17, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-Share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares").

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Notes to Financial Statements

December 31, 2025

1. Organization

Bitwise Solana Staking ETF (the “Trust”) is an investment trust organized on November 20, 2024 under Delaware law pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s primary investment objective is to seek to provide exposure to the value of Solana held by the Trust, less the expenses of the Trust’s operations, which is generally just the sponsor’s management fee. The Trust’s secondary investment objective is to derive additional solana through staking. In seeking to achieve its primary investment objective, the Trust’s sole asset is solana. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BSOL,” providing investors with an efficient means to obtain market exposure to the value of Solana.

On September 19, 2025, the Trust filed a Certificate of Amendment of the Trust Agreement with the Delaware Trust Company to amend the name of the Trust to Bitwise Solana Staking ETF from Bitwise Solana ETF.

Bitwise Investment Advisers, LLC (the "Sponsor"), a wholly-owned subsidiary of Bitwise Asset Management, Inc. ("BAM") serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified management fee.

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

The statement of assets and liabilities and schedule of investment as of December 31, 2025, and the statements of operations, cash flows, and changes in net assets for the period from October 23, 2025 (commencement of operations) through December 31, 2025, have been prepared on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period from October 23, 2025 (commencement of operations) through December 31, 2025 have been made.

Prior to the commencement of operations on October 23, 2025, on September 17, 2025, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, purchased 8 Shares at a per-Share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the "Seed Shares"). On October 23, 2025, BAM redeemed the entirety of its 8 Seed Shares for $200 and Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at a per-Share price of $25.00.

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest-bearing unrestricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investment Transactions and Revenue Recognition

The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in solana. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee in solana.

Staked SOL and Staking Rewards

The Sponsor ensures that substantially all of the SOL held by the Trust will be bonded through Bitwise Onchain Solutions, powered by Helius Blockchain Technologies Ltd. (the "Staking Validator", and together with Bitwise Onchain Solutions, the "Staking Agents"), to the Solana network ("staked") for purposes of running a node or multiple nodes on the network. SOL staked to the Solana network receives network inflation and transaction fees in the form of SOL ("Staking Rewards"). Staking Rewards are variable and will accrue to the benefit of the Trust, net of transaction fees.

Under current Solana network protocols, staked SOL is subject to a "cooldown" period that generally lasts between 2 and 8 days, and an additional 2-day lock-up period, known as "unbonding" and, therefore, cannot be immediately withdrawn.

Staking rewards are earned by the Trust in SOL, which is a non-cash consideration, as the validator with whom the Trust has staked its SOL validates transactions on the Solana network. The Trust has concluded that the validator is the principal to the validation activities giving rise to the staking rewards and, therefore, the Trust recognizes only the net amount (i.e., net of the staking rewards retained by the validator) of SOL to which it is entitled for staking its SOL with the validator.

SOL staking rewards are measured at fair value on the date they are accrued, which does not materially differ from the fair value at contract inception.

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Fair Market NAV"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for solana in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that solana is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives solana in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets ("Trading Platform Markets”), each as defined in the FASB ASC Master Glossary (collectively, "Digital Asset Markets").

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are US accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transact on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of solana traded on each Digital Asset Market. For the year ended December 31, 2025, this sort was performed for Digital Asset Markets for the period mid-November through mid-December 2025.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. EST for solana to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of December 31, 2025, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At December 31, 2025, the principal market and the principal market price for solana, which is composed of the majority of the Trust’s assets as of December 31, 2025, was Coinbase with a price of $123.96.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market's price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust's determination of its principal market.

The cost basis of the solana received by the Trust in connection with a creation order is recorded by the Trust at the fair value of solana at 4:00 p.m., New York time, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Various inputs are used to determine the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust's assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025* (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in Solana, at fair value	$638,928	$—	$—	$638,928

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

Calculation of Net Asset Value (NAV) and NAV Per Share

On each business day, as soon as practicable after 4:00 p.m. EST, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the solana and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV per-share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the Shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of December 31, 2025.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2025, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

In November of 2025, the U.S. Department of the Treasury and U.S. Internal Revenue Service (the "IRS") issued a revenue procedure (the "Revenue Procedure") setting forth a safe harbor under which the Trust will engage in certain staking activities in reliance on the Revenue Procedure. The Trust seeks to comply with the safe harbor and to maintain its status as an investment trust and as a grantor trust for U.S. federal income tax purposes. The requirements under the safe harbor and under existing law are subject to interpretation and there can be no certainty that regulatory authorities will agree with the Trust's interpretation and application of the guidance or that the Trust will satisfy the Revenue Procedure's safe harbor conditions. Whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in solana or in transactions relating to investments in solana is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of SOL

As of December 31, 2025*, the Trust held a net closing balance of 5,154,309.1029 solana with a total market value of $638,398 based on the CME CF Solana - Dollar Reference Rate - New York Variant (“SOLUSD_NY”) price of $123.88 used to determine the Trust's NAV. The total market value of the Trust's solana held was $638,928 based on the price of a solana (Lukka Prime Rate) in the principal market (Coinbase) of $123.96, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of solana and the respective fair value for the period from October 23, 2025 (commencement of operations) through December 31, 2025*:

	Quantity of SOL	Fair Value
Beginning balance as of October 23, 2025 (commencement of operations)	0.0000	$—
Purchases	3,275,542.4933	494,697
In-Kind Creations	1,872,119.9701	355,475
Solana received from staking rewards[1]	43,507.2208	5,902
Sales for the redemption of Shares	(36,860.5813)	(4,594)
Net realized gain (loss) on investment in solana sold for redemptions	—	(2,803)
Change in unrealized appreciation (depreciation) on investment in solana	—	(209,749)
Ending balance as of December 31, 2025	5,154,309.1029	$638,928

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

1 Fair value of solana received from staking rewards is calculated using the 4p.m. EST fair value of SOL on the day the staking rewards are initially accrued.

4. Related Party Transactions and Agreements

The Trust pays a Sponsor Fee of 0.20% per annum of the Trust’s solana holdings. For the three-month period commencing on October 28, 2025, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through January 27, 2026.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. After the period during which all or a portion of the Sponsor Fee is waived, the Sponsor Fee will begin accruing daily, and will be payable in solana monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total solana holdings, and the amount of solana payable in respect of each daily accrual shall be determined by reference to the Trust's valuation policy. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of solana will be transferred from the Trust Solana Account to the Sponsor Solana Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the fair value price on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transferring of solana to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Solana Custodian, Prime, Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The additional Solana generated by the Trust’s staking program is subject to fees shared among the Staking
Agents and the Sponsor. The amounts owed or paid to the Staking Agents and the Sponsor are collectively referred to as the “Staking Expenses”. The Staking Expenses are equal to 6% of the amount of the additional Solana generated by the staking of the Trust’s Solana. The Staking Expenses reduced the amount of Solana generated from the staking of the Trust’s Solana that has ultimately been retained by the Trust. The Trust’s NAV reflects the amount of Solana the Trust is entitled to under its staking program after deduction of all Staking Expenses. For the period commencing on October 28, 2025, the day the Shares were initially listed on the Exchange, and ended December 31, 2025, the Trust incurred Staking Expenses of $180,283 to Bitwise Onchain Solutions and $180,283 to the Sponsor. For the three-month period commencing on October 28, 2025, through January 27, 2026, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Solana network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, Solana Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

5. Creation and Redemption of Shares

The Trust may either create and redeem Shares in-kind for solana (“In-Kind Creations” and “In-Kind Redemptions,” respectively) or for cash (“Cash Creations” and “Cash Redemptions,” respectively). When the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (each, a “Basket”) based on the quantity of solana attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares (10,000) comprising a Basket (the “Basket Amount”). For an order to purchase (create) a Basket, the purchase shall be in the amount of solana represented by the Basket Amount (in the case of an In-Kind Creation) or the amount of U.S. dollars needed to purchase the Basket Amount (plus a per-order transaction fee), as calculated by the Administrator (in the case of a Cash Creation). For an order to redeem a Basket, the Sponsor shall either arrange for the Basket Amount of solana to be distributed in-kind (in the case of an In-Kind Redemption) or sold and the cash proceeds (minus a per-order transaction fee) distributed (in the case of a Cash Redemption).

The Trust only creates and redeems Baskets in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). In the case of In-Kind Creations and In-Kind Redemptions, an Authorized Participant or an Authorized Participant’s designee (“Authorized Participant Designee”) deposits solana directly with the Trust or receives solana directly from the Trust. Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust has entered into the Cash Custody Agreement with BNY Mellon under which BNY Mellon acts as custodian of the Trust’s cash and cash equivalents. The Trust only creates or redeems its Shares at NAV.

Receivable for In-Kind Creations or payable for In-Kind Redemptions, as may be disclosed on the Statement of Assets and Liabilities, represents the value of solana covered by contractually binding orders for the creation, or redemption of Shares where the solana has not yet been transferred to or out of the Trust's account.

6. Concentration of Risk

Substantially all the Trust’s assets are holdings of solana, which creates a concentration risk associated with fluctuations in the price of solana. Accordingly, a decline in the price of solana will have an adverse effect on the value of the Shares of the Trust. The trading prices of solana have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of solana, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of solana and the Shares may include an increase in the global solana supply or a decrease in global solana demand; market conditions of, and overall sentiment towards, the crypto assets and blockchain technology industry; trading activity on crypto asset exchanges, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of solana as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Solana network, and their ability to meet user demands; manipulative trading activity on crypto asset exchanges, which, in many cases, are largely unregulated; and forks in the Solana network, among other things.

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

For the period October 23, 2025 (commencement of operations) through December 31, 2025*
Principal Market NAV per-share, beginning of period	$25.00
Net investment income (loss) [1]	0.20
Net realized and change in unrealized gain (losss) on investment in solana	(8.83)
Net change in net assets from operations	(8.63)
Principal Market NAV per-share, end of period	$16.37

Total return, at net asset value [2]	(34.52)%

Ratios to average net assets
Net investment income (loss)	6.20%[3,4]
Gross expenses	0.57%[3,4,5]
Net expenses	-%[3,4,5]
1.
Calculated using average Shares outstanding.
2.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual Shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of Share transactions from the Trust.
3.
Annualized.
4.
For the three-month period starting on October 28, 2025, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through January 27, 2026. In addition for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets through January 27, 2026.
5.
Gross and net expenses ratios include staking fees of 0.40% for the period ended December 31, 2025. Without the staking fees, the gross and net expense ratios would have been 0.20% and 0.00%, respectively.

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management

Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

9. Indemnifications

In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.

10. Subsequent Events

The Trust has evaluated subsequent events through March 20, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor performing functions equivalent to those a principal executive officer and principal financial and accounting officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly formed public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

During the period covered by this Annual Report, no officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act).

Item 9C. Disclosure Regarding Jurisdictions that Prevent Inspections.

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

Bitwise Investment Advisers, LLC is the Sponsor of the Trust, and has the sole responsibility for the implementation of the Trust’s investment strategy, in accordance with the Trust’s investment objectives, policies, and restrictions, pursuant to the Trust Agreement and the Sponsor Agreement.

The Sponsor is neither an investment adviser registered with the SEC, nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act of 1940 or the Commodity Exchange Act. Bitwise Investment Advisers, LLC is a wholly-owned subsidiary of BAM, the parent of the Sponsor. The Sponsor had 93 employees as of December 31, 2025.

The Sponsor’s Role

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement and Sponsor Agreement. This includes, but is not limited to, (i) purchasing and selling solana on behalf of the Trust, (ii) preparing and providing periodic reports and financial statements on behalf of the Trust for Shareholders, (iii) processing creation and redemption orders for Shares and coordinating the processing of such orders, with the assistance of the Administrator, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Custodian to withdraw the Trust’s solana as needed to pay Trust Expenses or effectuate a sale of solana in connection with a redemption of Shares, and (vi) upon any dissolution of the Trust, distributing the Trust’s cash proceeds from the sale of the Trust’s remaining solana to the owners of record of the Shares.

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the custodians and its agents. As a result, the officers of the Sponsor may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

BAM has a board of directors (the “Board”). The Board consists of Corey Mulloy, Hunter Horsley, and Hong Kim. The Board does not have a separately-designated standing audit committee.

The following individual is a non-employee director of BAM:

Corey Mulloy, 54, has served as a Director of BAM since BAM's inception. Mr. Mulloy serves as a General Partner at Highland Capital Partners, which he joined in 1997. Additionally, Mr. Mulloy currently serves on the boards of ArmorCode, Gigamon, ZeroFox and Malwarebytes. Mr. Mulloy also serves as a member of the Swarthmore College Investment Committee. Mr. Mulloy earned a Bachelor of Arts in Economics from Swarthmore College in 1994 and a Masters of Business Administration from Harvard Business School in 2001.

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Hunter Horsley, 35, is the President and Treasurer of the Sponsor and has served in such capacity since the Sponsor's inception. Mr. Horsley is also a Director and the Chief Executive Officer of BAM and has served in such capacity since BAM's inception. Mr. Horsley has also served as the Chief Executive Officer of BAM since October 2016. Prior to the Sponsor, Mr. Horsley was a product manager at Facebook and Instagram leading efforts in monetization from 2015 to 2016. He graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2015. Mr. Horsley took two years off of school from 2011 to 2013 to be on the founding team of a technology company called Lore (formerly known as CourseKit) to assist in the development of an online learning tool incorporating social networking features. Lore raised over $6 million in equity, grew to 20 employees, and was sold to Noodle Education, Inc. in 2013. Mr. Horsley was named a member of Forbes’ 2019 “30 Under 30” list.

Paul “Teddy” Fusaro, 40, is the Chief Operating Officer and Corporate Secretary of the Sponsor and has served in such capacity since the Sponsor’s inception. Mr. Fusaro has also served as the President of BAM since January 2021. Prior to the Sponsor, Mr. Fusaro was Senior Vice President and Head of Portfolio Management and Capital Markets at IndexIQ, the exchange-traded fund issuer unit of New York Life Investment Management, a firm with over $550 billion in AUM, from 2013 to 2018. In this capacity he oversaw portfolio management, trading, and operations for a suite of alternative strategy exchange traded funds, mutual funds, and separately managed accounts. Prior to that, from 2009 to 2013, Mr. Fusaro was Vice President of Portfolio Management and co-head of Trading and Operations at Direxion Investments, a $13 billion AUM alternative ETF Sponsor. Earlier in his career, Mr. Fusaro spent time in both equity derivatives and credit derivatives at Goldman Sachs & Co. Since 2022, Mr. Fusaro has served as the Chairman of the Board of Trustees of Bitwise Funds Trust. Mr. Fusaro is a graduate of Providence College.

James Bebrin III, 40, is a Vice President of the Sponsor and has served in such capacity since November 2025. Mr. Bebrin is also the Principal Financial Officer, Asset Management Products, for BAM and has served in such capacity since August 2025. Mr. Bebrin previously served as Director, Head of Controls and Fund Administration, at BAM since September 2021. Prior to BAM, Mr. Bebrin served as a Fund Manager of WisdomTree Asset Management from 2015 to 2021.

Phuong Black, 47, is a Vice President of the Sponsor and has served in such capacity since November 2025. Ms. Black is also the Director, Head of Investment Operations, for BAM and has served in such capacity since April 2023. Ms. Black previously served as Director, Head of Fund Operations, at BAM since April 2023 and Operations Manager since January 2022. Prior to joining BAM, Ms. Black was Vice President at BlackRock from 2014 to 2021.

Johanna Collins-Wood, 39, is a Vice President of the Sponsor and has served in such capacity since November 2025. Ms. Collins-Wood is also the General Counsel and Head of Compliance, U.S. Asset Management, for BAM, and has served in such capacity since November 2025. Ms. Collins-Wood previously served as Deputy General Counsel at BAM from December 2024 to November 2025 and as Senior Counsel at BAM from 2021 to December 2024. Prior to joining BAM, Ms. Collins-Wood was a senior associate in the fintech and financial services practice group at Wilson, Sonsini, Goodrich & Rosati, LP from 2019 to 2021. Before that, she was an associate in the corporate group at Troutman Pepper Locke LLP from 2017 to 2019. Ms. Collins-Wood began her career as an associate in the capital markets group at Davis Polk & Wardwell LLP in 2013.

The following individuals are executive officers of BAM, the parent of the Sponsor:

•
Hunter Horsley, 35, also the Chief Executive Officer of BAM and has served in such capacity since BAM's inception in October 2016.
•
Paul "Teddy" Fusaro, 40, is also the President of BAM and has served in such capacity since April 2018. Previously, he served as the Chief Operating Officer at BAM.
•
Matthew Hougan, 49, is the Chief Investment Officer of BAM, and has served in such capacity since October 2020. Mr. Hougan previously served as the Global Head of Research at BAM since February 2018. Prior to BAM, Mr. Hougan served as the Chief Executive Officer of Inside ETFs and Managing Director of Global Finance at Informa PLC, an FTSE 100 company. Before that, he served as the Chief Executive Officer of ETF.com, a venture-backed start-up that was sold in three separate transactions, with the data business sold to FactSet in 2015, the Events business sold to Informa in 2015, and the Media business sold to BATS Global Markets in early 2016. Mr. Hougan also served as the editor for nine years of the Journal of Indexes. Mr. Hougan is a three-time member of Barron’s ETF Roundtable and co-author of the CFA (Chartered Financial Analyst) Institute’s monograph on exchange-traded funds. Mr. Hougan is a graduate of Bowdoin College.
•
Hong Kim, 34, is a Director and the Chief Technology Officer of BAM and has served in both capacities since BAM’s inception in October 2016. Prior to BAM, Mr. Kim was a student at the University of Pennsylvania where he graduated with a Bachelor of Science in Computer Science in 2016. While at school, he also worked on Google's back-end infrastructure for Drive. From 2011 to 2013, Mr. Kim took time off from university to work in software security for the South Korean Military.

Family Relationships

There are no family relationships among the executive officers.

Duties of the Sponsor and Indemnification

The general fiduciary duties which would otherwise be imposed on the Sponsor (which would make its operation of the Trust as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), are replaced by the terms of the Trust Agreement (to which terms all shareholders, by subscribing to the Shares, are deemed to consent).

The Trust Agreement provides that the Sponsor will not be under any liability to the Trust, the Trustee or any Shareholder for any action taken or for refraining from the taking of any action in good faith pursuant to the Trust Agreement, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any solana or other assets held in trust hereunder; provided, however, that this provision will not protect the Sponsor against any liability to which it would otherwise be subject by reason of its own gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or any other Indemnified Person for any matters arising hereunder. The Sponsor will in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for herein. The Trust will not incur the cost of that portion of any insurance which insures any party against any liability, the indemnification of which is herein prohibited.

The Sponsor and its Shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) will be indemnified by the Trust and held harmless against any loss, liability or expense incurred hereunder without gross negligence, bad faith, or willful misconduct on the part of such Sponsor Indemnified Party arising out of or in connection with the performance of its obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement. Any amounts payable to a Sponsor Indemnified Party under Section 4.06 of the Trust Agreement may be payable in advance or will be secured by a lien on the Trust. The Sponsor will not be under any obligation to appear in, prosecute or defend any legal action that in its opinion may involve it in any expense or liability; provided, however, that the Sponsor may, in its discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and the rights and duties of the parties hereto and the interests of the Shareholders and, in such event, the legal expenses and costs of any such action will be expenses and costs of the Trust and the Sponsor will be entitled to be reimbursed therefore by the Trust. The obligations of the Trust to indemnify the Sponsor Indemnified Parties as provided herein will survive the termination of the Trust Agreement.

The Trustee or any officer, affiliate, director, employee, or agent of the Trustee (each, an “Indemnified Person”) will be entitled to indemnification from the Sponsor or the Trust, to the fullest extent permitted by law, from and against any and all losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under state or federal securities laws) of any kind and nature whatsoever (collectively, “Losses”), to the extent that such Losses arise out of or are imposed upon or asserted against such Indemnified Persons with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated in the Trust Agreement; provided, however, that the Sponsor and the Trust will not be required to indemnify any Indemnified Person for any Losses that are a result of the willful misconduct, bad faith or gross negligence of such Indemnified Person. The obligations of the Sponsor and the Trust to indemnify the Indemnified Persons as provided herein will survive the termination of the Trust Agreement.

Under Delaware law, a beneficial owner of a statutory trust (such as a Shareholder of the Trust) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners (a “class action”) to recover damages for violations of fiduciary duties, or on behalf of a statutory trust (a “derivative action”) to recover damages from a third party where there has been a failure or refusal to institute proceedings to recover such damages. In addition, beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

The foregoing summary describing in general terms the remedies available to Shareholders under federal law is based on statutes, rules and decisions as of the date of this Annual Report. As this is a rapidly developing and changing area of the law, Shareholders who believe that they may have a legal cause of action against any of the foregoing parties should consult their own counsel as to their evaluation of the status of the applicable law at such time.

Code of Ethics

The Sponsor has a code of ethics that applies to its executive officers and agents (the “Code of Ethics”). The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Insider Trading Policy

The Sponsor has adopted insider trading policies and procedures (the “Insider Trading Policy”) that apply to the Sponsor’s directors, officers and employees. The Insider Trading Policy governs the purchase and sale or other dispositions of certain investment products and is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed hereto as Exhibit 19.1.

Compensation Recovery Policy

The Sponsor has adopted a recovery policy for erroneously awarded incentive-based compensation (the “Compensation Recovery Policy”) that establishes a framework for the potential recovery of erroneously awarded incentive-based compensation in the event that officers of the Sponsor are granted such compensation in the future. The Compensation Recovery Policy aims to promote accountability, safeguard the interests of investors and ensure compliance with applicable regulations. A copy of Compensation Recovery Policy is filed hereto as Exhibit 97.1.

The Code of Ethics, the Insider Trading Policy, and the Compensation Recovery Policy are available by written request to the Sponsor at 250 Montgomery Street, Suite 200, San Francisco, CA 94104 or by calling the Sponsor at (415) 707-3663.

Item 11. Executive Compensation.

The Trust has no employees or directors and is managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation (including in the form of equity award grants) from the Trust. Accordingly, the Trust has no specific policy or practice on the timing of grants of equity awards in relation to the disclosure of material nonpublic information.

The Trust pays the Sponsor the unitary Sponsor Fee of 0.20% per annum of the Trust’s solana holdings. The Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets until January 27, 2026. No Sponsor Fee was accrued or paid during the period ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plan and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust does not have any directors, officers, or employees. The following table sets forth certain information with respect to beneficial ownership of the shares for each director and executive officer of the Sponsor owning the Trust’s Shares. There were no such persons beneficially owning more than five percent (5%) of the Trust’s Shares as of December 31, 2025.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of March 2, 2026.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Officers and Directors	Amount and Nature of Beneficial Ownership	Amount and Nature of Beneficial Ownership
Hunter Horsley	*	*
Matthew Hougan	*	*
James Bebrin III	*	*
Phuong Black	*	*

* Represents beneficial ownership of less than 1%

Unless otherwise indicated, the address for each Shareholder listed in the table above is c/o Bitwise Asset Management, Inc., 250 Montgomery Street, Suite 200, San Francisco, CA 94104.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

General

The Sponsor has not established formal procedures to resolve all potential conflicts of interest. Consequently, Shareholders may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Sponsor presently intends to assert that Shareholders have, by subscribing for Shares, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to investors.

The Sponsor

The Sponsor has a conflict of interest in allocating its own limited resources among, when applicable, different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Sponsor also services other affiliates of the Trust, including other digital asset investment vehicles, and their respective clients. Although the Sponsor and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the affairs of the Trust, the Sponsor intends to devote, and to cause its professional staff to devote, sufficient time and resources to manage properly the affairs of the Trust consistent with its or their respective fiduciary duties to the Trust and others.

The Sponsor and BAM are affiliates of each other, and the Sponsor may engage other affiliated service providers in the future. Because of the Sponsor’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, Shareholders should understand that affiliated service providers may receive fees for providing services to the Trust.

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate it/their limited resources accordingly to the potential detriment of the Trust.

There is an absence of arm’s length negotiation with respect to some of the terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust. The Sponsor will, however, not retain any affiliated service providers for the Trust which the Sponsor has reason to believe would knowingly or deliberately favor any other client over the Trust.

Seed Capital Investors

Prior to the commencement of operations on October 23, 2025, on September 17, 2025, BAM, the parent company of the Sponsor, purchased 8 Shares at a per-Share price of $25.00 for $200.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Delivery of the Seed Shares was made on September 17, 2025.

Proprietary and Individual Trading/Other Clients

The Sponsor and its respective officers, directors, employees and/or affiliates (and the affiliates’ officers, directors and employees) may trade in the solana, solana futures and related contracts, other solana -linked derivatives, or other markets for their own accounts and for the accounts of their clients at the same time that the Sponsor is managing the Trust, and in doing so, subject to their fiduciary duties, may from time-to-time, take positions in their proprietary accounts which are opposite to those held by the Trust or ahead of the Trust and may compete with the Trust for positions in the marketplace. Such trading may create conflicts of interest on behalf of one or more such persons in respect of their obligations to the Trust. Further, such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the solana held by the Trust and, consequently, on the market value of solana. There can be no assurance that any of the foregoing will not have an adverse effect on the performance of the Trust or its Shares.The Sponsor has adopted policies and procedures that identify the conflicts of interest associated with such trading of solana, solana futures and related contracts or other solana -linked derivatives. These policies are intended to prevent conflicts of interest occurring where the Sponsor or their principals, officers, directors or employees could give preferential treatment to their own accounts or trade their own accounts ahead of or against the Trust. Pursuant to these policies, all principals, officers, directors and employees of the Sponsor, and their family members, must receive prior written clearance from the Sponsor’s chief compliance officer before entering into a transaction in solana, solana futures or any other solana -linked derivative if such transaction exceeds $4,999 in current market value. To the extent any such transaction constitutes a purchase of solana, solana futures or other solana-linked derivative exceeds $4,999 in current market value, the policies require that such solana, solana futures or solana-linked derivative must be held for 60 days before it can be traded or sold.

Resolution of Conflicts Procedures

The Trust Agreement provides that whenever a conflict of interest exists between the Sponsor or any of its affiliates, on the one hand, and the Trust or any Shareholders or any other person, on the other hand, the Sponsor will resolve such conflict of interest considering the relative interest of each party (including its own interest) and the benefits and burdens relating to such interests, any customary or accepted industry practices, and any applicable accepted accounting practices or principles.

Director Independence

As a statutory trust, the Trust does not have a board of directors.

Item 14. Principal Accounting Fees and Services.

(1)
to (4). Fees for services performed by KPMG LLP (“KPMG”) for the period ended December 31, 2025 were as follows:

Period ended December 31, 2025*
Audit Fees	$177,500
Audit-Related Fees	$—
Tax Fees	$—
All Other Fees	$—
Combined Trust:	$177,500

*Audit fees for the period ended December 31, 2025, consist of contractual fees payable to KPMG for the audit of the Trust’s September 17, 2025 financial statements included in the Trust’s Registration Statement under the 1933 Act, for the December 31, 2025 annual financial statements included in the Annual Report on Form 10-K for the period ended December 31, 2025, for the review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit related fees were related to audit consent letters for additional SEC filings for the Trust.

(5)
The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. The Sponsor approved all of the services provided by KPMG described above. The Sponsor pre-approves all audit and permissible non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(1)

For a list of the financial statements included herein, see Index to the Financial Statements on page 95 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.

(3)

Exhibits:

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

10.11	Staking Services Agreement with Attestant, Ltd. incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1/A (File No. 333-283391) filed by the Registrant on October 8, 2025.
19.1*	Insider Trading Policy

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Recovery Policy for Erroneously Awarded Incentive-Based Compensation
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

* Filed herewith.

** These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise Solana Staking ETF under the 1933 Act or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

Item 16. Form 10‑K Summary.

None.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Annual Report, including the consolidated financial statements and related notes.

1933 Act: The Securities Act of 1933, as amended.

1934 Act: The Securities Exchange Act of 1934, as amended.

Administration Agreement: the Trust Administration and Accounting Agreement with BNY Mellon.

Administrator: BNY Mellon.

Advisers Act: The Investment Advisers Act of 1940.

Agent Execution Model: The model whereby the Prime Execution Agent, acting in an agency capacity, conducts solana purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement.

Airdrops: A method to promote the launch and use of new Crypto Assets by providing a small amount of such new Crypto Assets to the private wallets or exchange accounts that support the new Crypto Asset and that hold existing related Crypto Assets.

Auditor: KPMG LLP.

Authorized Participant: One that purchases or redeems Baskets from or to the Trust.

AUL: Authorized User List.

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

Cash Custodian: BNY Mellon.

CFTC: U.S. Commodity Futures Trading Commission.

CLARITY Act: The Digital Asset Market Clarity Act of 2025.

CME: The Chicago Mercantile Exchange.

Code: Internal Revenue Code of 1986.

Cold Storage Account: A crypto asset custody account in which the associated private cryptographic keys are generated and stored in an offline environment that is not connected to the internet.

Constituent Platform: The major Solana trading platforms that serve as the pricing sources for the calculation of the CME CF Solana Reference Rate - New York Variant and CME CF Solana Real Time Index.

Cryptocurrency: A token such as solana that is the native asset of a crypto asset network.

Crypto Asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public and private key cryptography or similar cryptographic credentials.

CVC: Convertible virtual currency.

dApps: Decentralized applications.

DeFi: Decentralized finance.

ERISA: Employee Retirement Income Security Act of 1974.

EST: Eastern Standard Time.

ETP: Exchange-traded product.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

FASB: Financial Accounting Standards Board.

FDIC: Federal Deposit Insurance Corporation.

FinCEN: The Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury with the mandate to regulate financial institutions such as money services businesses in the U.S.

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

GENIUS Act: Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025.

Hard Fork: A backward-incompatible change to a blockchain protocol such that nodes running the prior version of the software will reject blocks produced under the new rules.

Hot Storage Account: A crypto asset custody account maintained in which the associated private cryptographic keys are generated and stored in an online environment connected to the internet.

Incidental Right: A right to receive a benefit of a fork or airdrop.

Indemnified Person: The Trustee or any officer, affiliate, director, employee, or agent of the Trustee, for the purposes of indemnification provisions of the Trust Agreement.

Indirect Participants: Banks, brokers, dealers and trust companies that clear through or maintain a custodial relationship with a DTC Participant, either directly or indirectly.

Insignificant Participation Exception: An exception to the designation of certain assets under the Plan Asset Rules, where the investment by all benefit plan investors relating to such assets is not significant or other exceptions apply.

Investment Company Act: Investment Company Act of 1940.

IRA: An individual retirement account that is a tax-qualified retirement plan under the Code.

IR Asset: Any crypto asset acquired through an Incidental Right.

IRS: U.S. Internal Revenue Service.

ITV: Indicative Trust Value.

JOBS Act: The Jumpstart Our Business Startups Act.

Losses: The losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under State or federal securities laws) of any kind and nature whatsoever of an Indemnified Person or Sponsor Indemnified Party, as applicable, that are eligible for indemnification pursuant to the Trust Agreement.

Marketing Agent: Foreside Fund Services, LLC.

MiCA: Markets in Crypto-Assets Regulation.

NAV: Net asset value of the Trust, which is a Non-GAAP metric and is determined each business day by valuing the Trust’s solana using the Pricing Benchmark, less the Trust’s accrued but unpaid expenses.

Network Fork: A change to the protocol of a blockchain network that results in a divergence in the network’s transaction history or consensus rules, which may create two or more separate versions of the blockchain operating simultaneously.

OFAC: Office of Foreign Assets Control.

OTC: Over-the-counter, which refers to transactions that occur bilaterally between a purchaser and a seller, rather than through an exchange or clearing house.

PCAOB: The Public Company Accounting Oversight Board.

Plan: An “employee benefit plan” as defined in, and subject to the fiduciary responsibility provisions of, the Employee Retirement Income Security Act of 1974 or of a “plan” as defined in and subject to Section 4975 of the Code.

Plan Asset Rules: Rules promulgated pursuant to ERISA for determining when an investment by a Plan in an entity will result in the underlying assets of such entity being assets of the Plan for purposes of the and Section 4975 of the Code.

Plan Fiduciaries: Fiduciaries with investment discretion over a Plan.

Prime Execution Agent: Coinbase Inc., an affiliate of the Solana Custodian.

Prime Execution Agreement: The agreement between Coinbase, Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase, Inc., and its affiliates, agree to open and maintain a prime broker account and provide services relating to trade execution.

Pricing Benchmark: CME CF Solana Reference - Dollar Reference Rate - New York Variant, a standardized reference rate published by the CME Group that calculates the U.S. dollar price of Solana as of 4:00 p.m. New York time on each calendar day on constituent crypto asset trading platforms to reflect the performance of solana in U.S. dollars.

Principal Market NAV: The net asset value of the Trust determined on a GAAP basis.

Publicly-Offered Security Exception: An exception to the designation of certain assets under the Plan Asset Rules, where such assets are publicly-offered securities.

Purchase Order: An order to purchase one or more Baskets.

Purchase Order Cut-Off Time: The time at which Purchase Orders must be placed on a Business Day for that Business Day to constitute the Purchase Order Date.

Purchase Order Date: The Business Day on which a Purchase Order is accepted by the Transfer Agent.

Redemption Order: An order to redeem one or more Baskets.

Redemption Order Cut-Off Time: The time at which Redemption Orders must be placed on a Business Day for that Business Day to constitute the Redemption Order Date.

Redemption Order Date: The Business Day on which a Redemption Order is accepted by the Transfer Agent.

Register: The record of all Shareholders and holders of the Shares in certificated form kept by the Transfer Agent.

SEC (or Commission): The U.S. Securities and Exchange Commission, an independent agency with the mandate to regulate securities offerings and markets in the U.S.

Seed Shares: The eight (8) Shares used to seed the Trust.

Seed Capital Investor: Bitwise Asset Management, Inc.

Shares: Common shares representing units of undivided beneficial ownership of the Trust.

Shareholders: Holders of Shares.

solana (lowercase): The native unit of account and medium of exchange on the Solana network.

Solana (uppercase): The software protocol and peer-to-peer network used for the creation, transfer and possession of solana, as recorded on the Solana blockchain.

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

Sponsor Indemnified Party: The Sponsor and its Shareholders, members, directors, officers, employees, affiliates and subsidiaries, for the purposes of indemnification under the Trust Agreement.

Sponsor Solana Account: The custody account in the name of the Sponsor held with the Solana Custodian, in which the Sponsor receives payment in Solana of its management fee from the Trust Solana Account.

Trade Credit: The Trust may borrow solana or cash as a credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

Trade Credit Lender: Coinbase Credit, Inc.

Trade Financing Agreement: The Coinbase Credit Committed Trade Financing Agreement.

Transfer Agent: BNY Mellon.

Trust: The Bitwise Solana Staking ETF.

Trust Agreement: The Amended and Restated Declaration of Trust and Trust Agreement of Bitwise Solana Staking ETF, entered into by the Sponsor and the Trustee.

Trust-Directed Trade Model: The model whereby the Sponsor purchases and sells solana through the use of a Solana Trading Counterparty.

Trust Solana Account: The custody account in the name of the Trust held with the Solana Custodian, in which Trust Solana Account the Trust’s solana assets are held.

Trustee: Delaware Trust Company, a Delaware trust company.

UBTI: Unrelated business taxable income.

UCC: Uniform Commercial Code.

U.S.: The United States of America.

Validators: Stakeholders that help process transactions and ensure that distributed ledgers that make up a proof-of-stake blockchain network stay consistent with one another.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Bitwise Investment Advisers, LLC
as Sponsor of Bitwise Solana Staking ETF

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
	Name:	James Bebrin III
	Title:	Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: March 20, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.