Form 10-Q
period 2026-03-31
Bitwise Solana Staking ETF
filed 2026-05-06
CIK 2045872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-42872

Bitwise Solana Staking ETF

(Exact name of registrant as specified in its charter)

Delaware	39-6904527
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(415) 707-3663

(Address, including ZIP code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Bitwise Solana Staking ETF Shares	BSOL	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 54,220,000 outstanding shares as of May 4, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of The Bitwise Solana Staking ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

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

Bitwise SOLANA STAKING ETF

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the solana industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the heading “Statement Regarding Forward-Looking Statements.”

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Solana Staking ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investment in solana, at fair value (cost $985,758 and $848,673 as of March 31, 2026 and December 31, 2025, respectively)[1]	$570,319	$638,928
Receivable for Staking Rewards	87	107
Receivable for solana sold	6,172	—
Receivable for In-Kind Creations	—	2,291
Total assets	576,578	641,326

Liabilities
Payable for redemptions	6,172	—
Sponsor Fee payable	96	—
Staking Fee payable	5	—
Total liabilities	6,273	—

Net Assets	$570,305	$641,326

Shares issued and outstanding, no par value, unlimited amount authorized	51,500,000	39,180,000
Principal Market NAV per Share	$11.07	$16.37

(1) includes $570,426 and $638,813 staked solana as of March 31, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Schedules of Investment

(Amounts in thousands, except quantity of solana and percentages)

March 31, 2026 (unaudited)
	Quantity of solana	Cost	Fair Value		% of Net Assets
Investment in solana^	6,905,640.8119	$985,758	$570,319	[1]	100.00%
Total investment		$985,758	570,319		100.00%
Liabilities in excess of other assets			(14)		(0.00)%	[3]
Net Assets			$570,305		100.00%

December 31, 2025
	Quantity of solana	Cost	Fair Value		% of Net Assets
Investment in solana^	5,154,309.1029	$848,673	$638,928	[2]	99.63%
Total investment		$848,673	638,928		99.63%
Assets in excess of liabilities			2,398		0.37%
Net Assets			$641,326		100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

(1) Amount includes $570,426 of staked solana at March 31, 2026.
(2) Amount includes $638,813 of staked solana at December 31, 2025.
(3) Amount is less than .(005)%

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statement of Operations

(Amounts in thousands)

For the three months ended March 31, 2026*
(unaudited)
Investment income
Staking Rewards	$9,886
Expenses
Sponsor Fee	299
Staking Fee	593
Total expenses	892
Less: waivers and reimbursement	(325)
Net expenses	567
Net investment income	9,319

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in solana transferred to pay Sponsor Fee	4
Net realized gain (loss) on In-Kind Redemptions of solana	199
Net realized gain (loss) on solana transferred for staking activities	32
Net realized gain (loss) on investment in solana sold for redemptions	(42,043)
Net change in unrealized appreciation (depreciation) on investment in solana	(205,602)
Net realized and unrealized gain (loss)	(247,410)
Net increase (decrease) in net assets resulting from operations	$(238,091)

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statement of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

For the three months ended March 31, 2026*
(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment gain (loss)	$9,319
Net realized gain (loss) on investment in solana transferred to pay Sponsor Fee	4
Net realized gain (loss) on In-Kind Redemptions of solana	199
Net realized gain (loss) on solana transferred for staking activities	32
Net realized gain (loss) on investment in solana sold for redemptions	(42,043)
Net change in unrealized appreciation (depreciation) on investment in solana	(205,602)
Net increase (decrease) in net assets resulting from operations	(238,091)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	216,003
Redemptions for Shares redeemed	(48,933)
Net increase (decrease) in net assets resulting from capital share transactions	167,070
Total increase (decrease) in net assets from operations and capital share transactions	(71,021)
Net assets
Beginning of period	641,326
End of period	$570,305

Shares issued and redeemed
Shares issued	16,330,000
Shares redeemed	(4,010,000)
Net increase (decrease) in Shares issued and outstanding	12,320,000

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statement of Cash Flows

(Amounts in thousands)

For the three months ended March 31, 2026*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(238,091)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of solana	(187,479)
Solana received for Staking Rewards	(9,531)
Proceeds from solana sold	30,116
Transfer of solana to pay for Sponsor Fee	90
Net realized (gain) loss from investment in solana transferred to pay Sponsor Fee	(4)
Net realized (gain) loss on solana transferred for staking activities	(32)
Net realized gain (loss) on In-Kind Redemptions of solana	(199)
Net realized (gain) loss from investment in solana sold for redemptions	42,043
Net change in unrealized (appreciation) depreciation on investment in solana	205,602
Changes in operating assets and liabilities:
(Increase) Decrease in receivable for Staking Rewards	20
Increase (Decrease) in Sponsor Fee payable	96
Increase (Decrease) in Staking Fee payable	5
Net cash provided by (used in) operating activities	(157,364)

Cash flow from financing activities
Creations for Shares issued	196,703
Redemptions for Shares redeemed	(39,339)
Net cash provided by (used in) financing activities	157,364

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of solana	$21,591
In-Kind Redemptions of solana	$(3,422)

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Notes To Financial Statements

March 31, 2026 (Unaudited)

1. Organization

Bitwise Solana Staking ETF (the “Trust”) is an investment trust organized on November 20, 2024 under Delaware law pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s primary investment objective is to seek to provide exposure to the value of solana held by the Trust, less the expenses of the Trust’s operations, which is generally just the Sponsor Fee. The Trust’s secondary investment objective is to derive additional solana through staking. In seeking to achieve its primary investment objective, the Trust’s sole asset is solana. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BSOL,” providing investors with an efficient means to obtain market exposure to the value of solana.

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

The statement of assets and liabilities and schedule of investment as of March 31, 2026, and the statement of operations, cash flows, and changes in net assets for the three-month period ended March 31, 2026, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three-month period ended March 31,
2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies.

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

Staked Solana and Staking Rewards

The Sponsor ensures that substantially all of the solana held by the Trust will be bonded through Bitwise Onchain Solutions, powered by Helius Blockchain Technologies Ltd. (the "Staking Validator", and together with Bitwise Onchain Solutions, the "Staking Agents"), to the Solana network ("staked") for purposes of running a node or multiple nodes on the network. Solana staked to the Solana network receives network inflation and transaction fees in the form of solana ("Staking Rewards"). Staking Rewards are variable and will accrue to the benefit of the Trust, net of transaction fees.

Under current Solana network protocols, staked solana is subject to a "cooldown" period that generally lasts between 2 and 8 days, and an additional 2-day lock-up period, known as "unbonding" and, therefore, cannot be immediately withdrawn.

Staking Rewards are earned by the Trust in solana, which is a non-cash consideration, as the validator with whom the Trust has staked its solana validates transactions on the Solana network. The Trust has concluded that the validator is the principal to the validation activities giving rise to the Staking Rewards and, therefore, the Trust recognizes only the net amount (i.e., net of the Staking Rewards retained by the validator) of solana to which it is entitled for staking its solana with the validator.

Solana Staking Rewards are measured at fair value on the date they are accrued, which does not materially differ from the fair value at contract inception.

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for solana in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that solana is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives solana in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (“Trading Platform Markets”), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of solana traded on each Digital Asset Market. For the three months ended March 31, 2026, this sort was performed for Digital Asset Markets for the period mid-February through mid-March 2026.

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

As of March 31, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At March 31, 2026, the principal market and the principal market price for solana, which is composed of the majority of the Trust’s assets as of March 31, 2026, was Coinbase with a price of $82.60.

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2026 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in solana, at fair value	$570,319	$—	$—	$570,319

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in solana, at fair value	$638,928	$—	$—	$638,928

Calculation of Net Asset Value (NAV) and NAV Per-Share

On each business day, as soon as practicable after 4:00 p.m. EST, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the solana and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of March 31, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Solana

As of March 31, 2026, the Trust held a net closing balance of 6,905,640.8119 solana with a total market value of $570,788 based on the CME CF Solana - Dollar Reference Rate - New York Variant (“SOLUSD_NY”) price of $82.66 used to determine the Trust's NAV. The total market value of the Trust's solana held was $570,319 based on the price of a solana (Lukka Prime Rate) in the principal market (Coinbase) of $82.60, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of solana and the respective fair value for the three-month period ended March 31, 2026:

	Quantity of solana	Fair Value
Beginning balance as of December 31, 2025	5,154,309.1029	$638,928
Purchases	1,873,441.6834	187,479
In-Kind Creations	216,874.3013	21,591
Solana received from Staking Rewards[1]	93,964.5125	9,531
Transfer of solana to pay for Sponsor Fee	(1,052.9998)	(90)
Sales for the redemption of Shares	(390,369.4993)	(36,288)
In-Kind Redemptions	(41,526.2891)	(3,422)
Net realized gain (loss) on investment in solana transferred to pay Sponsor Fee	—	4
Net realized gain (loss) on In-Kind Redemptions of solana	—	199
Net realized gain (loss) on solana transferred for staking activities	—	32
Net realized gain (loss) on investment in solana sold for redemptions	—	(42,043)
Net change in unrealized appreciation (depreciation) on investment in solana	—	(205,602)
Ending balance as of March 31, 2026	6,905,640.8119	$570,319

1 Fair value of solana received from Staking Rewards is calculated using the 4p.m. EST fair value of solana on the day the Staking Rewards are initially accrued.

Additions during the quarter primarily represent solana purchased due to creations into the Trust and In-Kind Creations. Additions also included solana received as reward for staking activities. Dispositions during the quarter represent solana sold as a result of shareholder redemptions from the Trust and In-Kind Redemptions. In addition, solana were transferred to pay the Sponsor Fee of the Trust. For the three months ended March 31, 2026, the Trust recognized net realized losses of $41,807,872, which represents the net of cumulative realized gains of $31,226,078 and cumulative realized losses of $73,033,950.

As of December 31, 2025, the Trust held a net closing balance of 5,154,309.1029 solana with a total market value of $638,398 based on the SOLUSD_NY price of $123.88 used to determine the Trust's NAV. The total market value of the Trust's solana held was $638,928 based on the price of a solana (Lukka Prime Rate) in the principal market (Coinbase) of $123.96, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of solana and the respective fair value for the period from October 23, 2025 (commencement of operations) through December 31, 2025:

	Quantity of solana	Fair Value
Beginning balance as of October 23, 2025 (commencement of operations)	0.0000	$—
Purchases	3,275,542.4933	494,697
In-Kind Creations	1,872,119.9701	355,475
Solana received from Staking Rewards[1]	43,507.2208	5,902
Sales for the redemption of Shares	(36,860.5813)	(4,594)
Net realized gain (loss) on investment in solana transferred to pay Sponsor Fee	—	—
Net realized gain (loss) on investment in solana sold for redemptions	—	(2,803)
Change in unrealized appreciation (depreciation) on investment in solana	—	(209,749)
Ending balance as of December 31, 2025	5,154,309.1029	$638,928

1 Fair value of solana received from Staking Rewards is calculated using the 4p.m. EST fair value of solana on the day the Staking Rewards are initially accrued

4. Related Party Transactions and Agreements

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

The additional Solana generated by the Trust’s staking program is subject to fees shared among the Staking
Agents and the Sponsor. The amounts owed or paid to the Staking Agents and the Sponsor are collectively referred to as the “Staking Expenses”. The Staking Expenses are equal to 6% of the amount of the additional Solana generated by the staking of the Trust’s Solana. The Staking Expenses reduced the amount of Solana generated from the staking of the Trust’s Solana that has ultimately been retained by the Trust. The Trust’s NAV reflects the amount of Solana the Trust is entitled to under its staking program after deduction of all Staking Expenses. For the three months ended March 31, 2026, the Trust incurred Staking Expenses of $296,568 to Bitwise Onchain Solutions and $296,568 to the Sponsor. For the three-month period commencing on October 28, 2025, through January 27, 2026, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets.

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

The Trust only creates and redeems Baskets in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). In the case of In-Kind Creations and In-Kind Redemptions, an Authorized Participant or an Authorized Participant’s designee deposits solana directly with the Trust or receives solana directly from the Trust. Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one (1) or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for solana for which qualified custody is available (the “Solana Custodian”). The Solana Custodian is subject to change in the sole discretion of the Sponsor. Temporary differences in the quantity of solana held by the Solana Custodian from the amounts reflected in the financial statements may occur. These differences are due to pending settlement of solana trades with the Solana Custodian, which generally occurs within two business days of the trade date.

Payable for solana purchased represents the quantity of solana purchased for the creation of Shares where the solana has not yet settled.

	March 31, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for solana purchased	$—	$—

Receivable for solana sold represents the quantity of solana sold for the redemption of Shares where the solana has not yet been settled.

	March 31, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for solana sold	$6,172	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the period presented)

For the three months ended March 31, 2026*
Principal Market NAV per-share, beginning of period	$16.37
Net investment income (loss) [1]	0.21
Net realized and change in unrealized appreciation (depreciation) on investment in solana	(5.51)
Net change in net assets from operations	(5.30)
Principal Market NAV per-share, end of period	$11.07

Total return, at net asset value [2]	(32.38)%

Ratios to average net assets
Gross expenses	(0.60)%[3,4,5]
Net expenses	(0.38)%[3,4,5]
Net investment income (loss)	6.22%[3,4]

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

1.
Calculated using average Shares outstanding.
2.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust. Total return for the period is not annualized.
3.
Annualized.
4.
For the three-month period starting on October 28, 2025, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through January 27, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets through January 27, 2026.
5.
Gross and net expenses ratios include staking fees of 0.40% for the period ended March 31, 2026. Without the staking fees, the gross and net expense ratios would have been (0.20)% and (0.13)%, respectively.

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

10. Subsequent Events

The Trust has evaluated subsequent events through May 6, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

The Trust is an exchange-traded product that issues common shares of beneficial interest (“Shares”) that are listed on NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BSOL.” The Trust’s primary investment objective is to seek to provide exposure to the value of Solana held by the Trust, less the expenses of the Trust’s operations and other liabilities. The Trust’s secondary investment objective is to derive additional Solana through staking. In seeking to achieve its primary investment objective, the Trust will hold Solana and establish its net asset value (“NAV”) by reference to the CME CF Solana – Dollar Reference Rate – New York Variant (“Pricing Benchmark”). The Trust is sponsored and managed by Bitwise Investment Advisers, LLC (the “Sponsor”).

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

One or more of the Trust Solana Accounts, designated as the “Trust Staking Account(s),” permits the solana held therein to be staked pursuant to the Trust’s secondary investment objective. In consideration for permitting its solana to be held in the Trust Staking Account(s), the Trust will receive a portion of the additional solana earned through the staking taking place therein. The Sponsor will select one or more trusted staking agents (the “Staking Agents”). Such Staking Agents operate the validators to which the Trust’s solana has been delegated for staking.

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

Results of Operations

For the three months ended March 31, 2026*^

For the three months ended March 31, 2026
(unaudited)
Net investment income	$9,319
Net realized and unrealized gain (loss)	$(247,410)
Net increase (decrease) in net assets resulting from operations	$(238,091)
Net Assets[1]	$570,305

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for solana that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

During the three months ended March 31, 2026, the Trust's net assets decreased from $641,326 on December 31, 2025 to $570,305 on March 31, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (1,053) solana to pay the Sponsor Fee, and approximately (431,896) solana for the redemption of Shares, with a value of $(39,800) from the Trust. Dispositions were partially offset by additions to the Trust of approximately 2,090,316 solana in connection with Share creations, and approximately 93,965 solana received from staking rewards, with a value of $218,601 during the period.

Net investment income for three months ended March 31, 2026 was $9,319, which included income from Staking Rewards of $9,886 and net expenses of $567. Total expenses for the three months ended March 31, 2026 were $892, which included $299 in Sponsor Fee and $593 in Staking Fees. For the three-month period starting on October 28, 2025, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through January 27, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets through January 27, 2026. For the period from January 1, 2026 through January 27, 2026, the Trust waived $108 in Sponsor Fee and was reimbursed $217 in Staking Fees.

Net realized and change in unrealized loss on investment in solana for the three months ended March 31, 2026 was $(247,410), which included a realized gain of $4 on the transfer of solana to pay the Sponsor Fee, a realized loss of $(42,043) on the sale of solana to meet redemptions, a realized gain of $199 from the transfer of solana to meet In-Kind Redemptions, a realized gain of $32 on the transfer of solana for staking activities, and a change in unrealized depreciation on investment in solana of $(205,602). Net realized and change in unrealized loss on investment in solana for the period resulted primarily from solana price depreciation from $123.88 on December 31, 2025 to $82.66 on March 31, 2026. Net decrease in net assets resulting from operations for the three months ended March 31, 2026 was $(238,091), which consisted of the net realized and unrealized loss on investment in solana and net investment income of $9,319.

* No comparative period presented as the Trust commenced operations October 23, 2025.

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of March 31, 2026, the Trust held a net closing balance of 6,905,640.8119 solana with a total market value of $570,787,813 based on the SOLUSD_NY price of $82.66 used to determine the Trust's NAV. The total market value of the Trust's solana held was $570,318,604 based on the price of a solana (Lukka Prime Rate) in the principal market (Coinbase) of $82.60, used to determine the Trust's Principal Market NAV.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Solana network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Asset), any indemnification of the Cash Custodian, Solana Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the three months ended March 31, 2026.

Critical Accounting Policies

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for solana in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that solana is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives solana in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (“Trading Platform Markets”), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of solana traded on each Digital Asset Market. For the three months ended March 31, 2026, this sort was performed for Digital Asset Markets for the period mid-February through mid-March 2026.

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

As of March 31, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At March 31, 2026, the principal market and the principal market price for solana, which is composed of the majority of the Trust’s assets as of March 31, 2026, was Coinbase with a price of $82.60.

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

Please refer to Note 2 to the financial statements included in this Quarterly Report for further discussion of the Trust’s Significant Accounting Policies.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust was recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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
b)
Not applicable.
a)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 401 Baskets (comprising 4,010,000 Shares) during the three-month period ended March 31, 2026. The following table summarizes the redemptions by Authorized Participants during the period:
b)

Period	Total Shares Redeemed	Average Price Per Share
January 1, 2026 – January 31, 2026	140,000	$15.4900
February 1, 2026 – February 28, 2026	2,020,000	$13.0700
March 1, 2026 – March 31, 2026	1,850,000	$11.0100

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended March 31, 2026.

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

3.3	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A (File No. 283391) filed by the Registrant on October 8, 2025.
10.1	Marketing Agent Agreement.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise Solana Staking ETF under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

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

Plan Asset Rules: Rules promulgated pursuant to ERISA for determining when an investment by a Plan in an entity will result in the underlying assets of such entity being assets of the Plan for purposes of ERISA and Section 4975 of the Code.

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

Solana Custodian: Coinbase Custody Trust Company, LLC, a New York State limited liability trust company.

Solana Custody Agreement: The custody agreement between the Solana Custodian and the Trust pursuant to which the Trust Solana Account is established.

Solana Trading Counterparties: Falcon X (d/b/a Solios, Inc.), Nonco LLC, Virtu Financial Singapore Pte Ltd.

Sponsor: Bitwise Investment Advisers, LLC, a Delaware limited liability company, which controls the investments and other decisions of the Trust.

Sponsor Agreement: The agreement between the Sponsor and the Trust.

Sponsor Fee: The unitary management fee of 0.20% per annum of the Trust’s solana holdings that the Trust agreed to pay to the Sponsor.

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

Trust Solana Account: The custody account in the name of the Trust held with the Solana Custodian, in which the Trust’s solana assets are held.

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

Bitwise Investment Advisers, LLC, as Sponsor of Bitwise Solana Staking ETF

Date: May 6, 2026	By:	/s/ Paul Fusaro
		Name:	Paul Fusaro
		Title:	Chief Operating Officer (Principal Executive Officer)*

	By:	/s/ James Bebrin III
		Name:	James Bebrin III
		Title:	Vice President (Principal Financial Officer and Principal Accounting Officer)*

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.