Form 10-Q
period 2026-06-30
Bitwise Solana Staking ETF
filed 2026-08-07
CIK 2045872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 59,010,000 outstanding shares as of August 2, 2026.

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
•
provide certain disclosures regarding executive compensation required of larger public companies; or
•
obtain shareholder approval of any golden parachute payments not previously approved.

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

Bitwise SOLANA STAKING ETF

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Solana Staking ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment in solana, at fair value (cost $1,065,064 and $848,673 as of June 30, 2026 and December 31, 2025, respectively)[1]	$592,436	$638,928
Receivable for Staking Rewards	86	107
Receivable for solana sold	2,497	—
Receivable for creations	1,498	—
Receivable for In-Kind Creations	—	2,291
Total assets	596,517	641,326

Liabilities
Payable for solana purchased	86	—
Staking Fee payable	5
Sponsor Fee payable	86	—
Payable for redemptions	3,996	—
Total liabilities	4,173	—

Net Assets	$592,344	$641,326

Shares issued and outstanding, no par value (unlimited amount authorized)	59,200,000	39,180,000
Principal Market NAV per Share	$10.01	$16.37

1 Amount includes $595,543 and $638,813 of staked solana as of June 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Schedules of Investment

(Amounts in thousands, except quantity of solana and percentages)

June 30, 2026 (unaudited)	Quantity				Percentage of
	of solana	Cost	Fair Value		Net Assets
Investment in solana^	8,047,218.8817	$1,065,064	$592,436	[1]	100.02%
Total investment		$1,065,064	592,436		100.02
Liabilities in excess of other assets			(92)		(0.02)
Net Assets			$592,344		100.00%

December 31, 2025	Quantity				Percentage of
	of solana	Cost	Fair Value		Net Assets
Investment in solana^	5,154,309.1029	$848,673	$638,928	[2]	99.63%
Total investment		$848,673	638,928		99.63
Assets in excess of liabilities			2,398		0.37
Net Assets			$641,326		100.00%

^ Crypto assets do not have a singular country or geographic region; therefore country information is omitted.

1 Amount includes $595,543 of staked solana at June 30, 2026.
2 Amount includes $638,813 of staked solana at December 31, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statements of Operations

(Amounts in thousands)

	For the three months ended June 30, 2026*	For the six months ended June 30, 2026*
	(unaudited)	(unaudited)
Investment income
Staking Rewards	$9,287	$19,173
Expenses
Sponsor Fee	307	606
Staking Fee	555	1,148
Total expenses	862	1,754
Less: waivers and reimbursements	—	(325)
Net expenses	862	1,429
Net investment income	8,425	17,744

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in solana transferred to pay Sponsor Fee	15	19
Net realized gain (loss) from In-Kind Redemptions of solana	(1,570)	(1,371)
Net realized gain (loss) from solana transferred for staking activities	40	72
Net realized gain (loss) from investment in solana sold for redemptions	(27,577)	(69,620)
Net change in unrealized appreciation (depreciation) from investment in solana	(57,281)	(262,883)
Net realized and unrealized gain (loss)	(86,373)	(333,783)
Net increase (decrease) in net assets resulting from operations	$(77,948)	$(316,039)

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statements of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended June 30, 2026*	For the six months ended June 30, 2026*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$8,425	$17,744
Net realized gain (loss)	(29,092)	(70,900)
Net change in unrealized appreciation (depreciation) on investment in solana	(57,281)	(262,883)
Net increase (decrease) in net assets resulting from operations	(77,948)	(316,039)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	140,064	356,067
Redemptions for Shares redeemed	(40,077)	(89,010)
Net increase (decrease) in net assets resulting from capital share transactions	99,987	267,057
Total increase (decrease) in net assets from operations and capital share transactions	22,039	(48,982)
Net assets
Beginning of period	570,305	641,326
End of period	$592,344	$592,344

Shares issued and redeemed
Shares issued	11,700,000	28,030,000
Shares redeemed	(4,000,000)	(8,010,000)
Net increase (decrease) in Shares issued and outstanding	7,700,000	20,020,000

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statement of Cash Flows

(Amounts in thousands)

For the six months ended June 30, 2026*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(316,039)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of solana	(290,285)
Solana received for Staking Rewards	(18,179)
Proceeds from solana sold	50,860
Transfer of solana to pay for Sponsor Fee	406
Net realized (gain) loss from investment in solana transferred to pay Sponsor Fee	(19)
Net realized (gain) loss from solana transferred for staking activities	(72)
Net realized (gain) loss from In-Kind Redemptions of solana	1,371
Net realized (gain) loss from investment in solana sold for redemptions	69,620
Net change in unrealized (appreciation) depreciation from investment in solana	262,883
Changes in operating assets and liabilities:
(Increase) Decrease in receivable for Staking Rewards	21
Increase (Decrease) in Sponsor Fee payable	86
Increase (Decrease) in Staking Fee payable	5
Net cash provided by (used in) operating activities	(239,342)

Cash flow from financing activities
Creations for Shares issued	300,805
Redemptions for Shares redeemed	(61,463)
Net cash provided by (used in) financing activities	239,342

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of solana	$56,055
In-Kind Redemptions of solana	$(23,551)

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Notes To Financial Statements

June 30, 2026 (Unaudited)

1. Organization

Bitwise Solana Staking ETF (the “Trust”) is an investment trust organized on November 20, 2024, under Delaware law pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s primary investment objective is to seek to provide exposure to the value of solana held by the Trust, less the expenses of the Trust’s operations, which is generally just the Sponsor Fee. The Trust’s secondary investment objective is to derive additional solana through staking. In seeking to achieve its primary investment objective, the Trust’s sole asset is solana. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BSOL,” providing investors with an efficient means to obtain market exposure to the value of solana.

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

The statement of assets and liabilities and schedule of investment as of June 30, 2026, the statement of cash flows for the six-month period ended June 30, 2026, and the statements of operations and changes in net assets for the three- and six-month periods ended June 30, 2026, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three and six month periods ended June 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in its sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of solana traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At June 30, 2026, the principal market and principal market price for solana, which constituted the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $73.62.

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

The cost basis of the solana received by the Trust in connection with a creation order is recorded by the Trust at the fair value of solana at 4:00 p.m. EST on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2026 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in solana, at fair value	$592,436	$—	$—	$592,436

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in solana, at fair value	$638,928	$—	$—	$638,928

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Solana

As of June 30, 2026, the Trust held a net closing balance of 8,047,218.8817 solana with a total market value of $591,590,491 based on the CME CF Solana - Dollar Reference Rate - New York Variant (“SOLUSD_NY”) price of $73.51 used to determine the Trust's NAV. The total market value of the Trust's solana held was $592,436,254 based on the price of a solana (Lukka Prime Rate) in the principal market (Coinbase) of $73.62, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of solana and the respective fair value for the six-month period ended June 30, 2026:

	Quantity of solana	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2025	5,154,309.1029	$638,928
Purchases	3,037,817.6851	290,199
In-Kind Creations	592,764.3615	56,055
Solana received from Staking Rewards[1]	202,823.8023	18,351
Solana transferred for Sponsor Fee	(4,874.6942)	(406)
Sales for the redemption of Shares	(612,872.1974)	(53,357)
In-Kind Redemptions	(322,749.1785)	(23,551)
Net realized gain (loss) from investment in solana transferred to pay Sponsor Fee	—	19
Net realized gain (loss) from In-Kind Redemptions of solana	—	(1,371)
Net realized gain (loss) from solana transferred for staking activities	—	72
Net realized gain (loss) from investment in solana sold for redemptions	—	(69,620)
Net change in unrealized appreciation (depreciation) from investment in solana	—	(262,883)
Ending balance as of June 30, 2026	8,047,218.8817	$592,436

1 Fair value of solana received from Staking Rewards is calculated using the 4:00 p.m. EST fair value of solana on the day the Staking Rewards are initially accrued.

Additions during the quarter primarily represent solana purchased due to creations into the Trust and In-Kind Creations. Additions also included solana received as a reward for staking activities. Dispositions during the quarter represent solana sold as a result of shareholder redemptions from the Trust and In-Kind Redemptions. In addition, solana was transferred to pay the Sponsor Fee of the Trust. For the six months ended June 30, 2026, the Trust recognized net realized losses of $70,901,904, which represents the net of cumulative realized gains of $31,484,337 and cumulative realized losses of $102,386,241.

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

The following represents the changes in quantity of solana and the respective fair value for the period from October 23, 2025 (commencement of operations) through December 31, 2025:

	Quantity of solana	Fair Value (amounts in thousands)
Beginning balance as of October 23, 2025 (commencement of operations)	0.0000	$—
Purchases	3,275,542.4933	494,697
In-Kind Creations	1,872,119.9701	355,475
Solana received from Staking Rewards[1]	43,507.2208	5,902
Sales for the redemption of Shares	(36,860.5813)	(4,594)
Net realized gain (loss) from investment in solana transferred to pay Sponsor Fee	—	—
Net realized gain (loss) from investment in solana sold for redemptions	—	(2,803)
Change in unrealized appreciation (depreciation) from investment in solana	—	(209,749)
Ending balance as of December 31, 2025	5,154,309.1029	$638,928

1 Fair value of solana received from Staking Rewards is calculated using the 4:00 p.m. EST fair value of solana on the day the Staking Rewards are initially accrued.

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

The additional Solana generated by the Trust’s staking program is subject to fees shared among the Staking
Agents and the Sponsor. The amounts owed or paid to the Staking Agents and the Sponsor are collectively referred to as the “Staking Expenses”. The Staking Expenses are equal to 6% of the amount of the additional Solana generated by the staking of the Trust’s Solana. The Staking Expenses reduced the amount of Solana generated from the staking of the Trust’s Solana that has ultimately been retained by the Trust. The Trust’s NAV reflects the amount of Solana the Trust is entitled to under its staking program after deduction of all Staking Expenses. For the six months ended June 30, 2026, the Trust incurred Staking Expenses of $573,994 to Bitwise Onchain Solutions and $573,994 to the Sponsor. For the period commencing on October 28, 2025, through January 27, 2026, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Solana network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Solana blockchain, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, Solana Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters).

See Note 1 for further discussion on related party capital transactions. As of June 30, 2026, the Sponsor owned no Shares of the Trust.

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

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust has entered into a Cash Custody Agreement with BNY Mellon under which BNY Mellon acts as custodian of the Trust’s cash and cash equivalents. The Trust only creates or redeems its Shares at NAV.

Receivable for In-Kind Creations or payable for In-Kind Redemptions, as may be disclosed on the Statement of Assets and Liabilities, represents the value of solana covered by contractually binding orders for the creation or redemption of Shares where the solana has not yet been transferred to or out of the Trust's account.

6. Risks and Uncertainties

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

Payable for solana purchased represents the quantity of solana purchased for the creation of Shares where the solana has not yet settled.

	June 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for solana purchased	$86	$—

Receivable for solana sold represents the quantity of solana sold for the redemption of Shares where the solana has not yet been settled.

	June 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for solana sold	$2,497	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the periods presented)

	For the three months ended June 30, 2026*	For the six months ended June 30, 2026*
	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$11.07	$16.37
Net investment income (loss) [1]	0.15	0.35
Net realized and change in unrealized appreciation (depreciation) on investment in solana	(1.21) [2]	(6.71) [2]
Net change in net assets from operations	(1.06)	(6.36)
Principal Market NAV per-share, end of period	$10.01	$10.01

Total return, at net asset value [3]	(9.58)%	(38.85)%

Ratios to average net assets
Gross expenses	0.56%[4,5,6]	0.58%[4,5,6]
Net expenses	0.56%[4,5,6]	0.47%[4,5,6]
Net investment income (loss)	5.50%[4,5]	5.85%[4,5]

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

1.
Calculated using average Shares outstanding.

2.
Because of the timing of subscriptions and redemptions in relation to fluctuating market values, the amount shown may not agree with the change in aggregate gains and losses.

3.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust. Total return for the period is not annualized.
4.
Annualized.

5.
For the three-month period starting on October 28, 2025, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through January 27, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets through January 27, 2026.

6.
Gross and net expense ratios include staking fees of 0.38% for the six-month period ended June 30, 2026. The gross and net expense ratios would have been 0.20% and 0.16%, respectively, without the staking fees. For the three-months ended June 30, 2026, the gross and net expense ratios included staking fees of 0.36% for the period. The gross and net expense ratios would have been 0.18% without the staking fees.

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selected members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

10. Subsequent Events

The Trust has evaluated subsequent events through August 7, 2026, the date the financial statements were issued, and has determined that there are no additional events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the three and six months ended June 30, 2026*^

(Amounts in thousands)	For the three months ended June 30, 2026*	For the six months ended June 30, 2026*
	(unaudited)	(unaudited)
Net investment income	$8,425	$17,744
Net realized and unrealized gain (loss)	$(86,373)	$(333,783)
Net increase (decrease) in net assets resulting from operations	$(77,948)	$(316,039)
Net Assets[1]	$592,344	$592,344

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for solana in the market that the Trust considers its principal market, as of 4:00 p.m. EST on the valuation date.

Three months ended June 30, 2026*

During the three months ended June 30, 2026, the Trust's net assets increased from $570,305 on March 31, 2026 to $592,344 on June 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (3,822) solana to pay the Sponsor Fee, and approximately (503,726) solana for the redemption of Shares, with a value of $(37,514) from the Trust. Dispositions were partially offset by additions to the Trust of approximately 1,540,266 solana in connection with Share creations, and approximately 108,859 solana received from staking rewards, with a value of $146,004 during the period.

Net investment income for the three months ended June 30, 2026 was $8,425, which included income from Staking Rewards of $9,287 and net expenses of $862. Total expenses for the three months ended June 30, 2026 were $862, which included $307 in Sponsor Fee and $555 in Staking Fees.

Net realized and change in unrealized loss on investment in solana for the three months ended June 30, 2026 was $(86,373), which included a realized gain of $15 on the transfer of solana to pay the Sponsor Fee, a realized loss of $(27,577) on the sale of solana to meet redemptions, a realized loss of $(1,570) from the transfer of solana to meet In-Kind Redemptions, a realized gain of $40 on the transfer of solana for staking activities, and a change in unrealized depreciation on investment in solana of $(57,281). Net realized and change in unrealized loss on investment in solana for the period resulted primarily from solana price depreciation from $82.66 on March 31, 2026 to $73.51 on June 30, 2026. Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(77,948), which consisted of the net realized and unrealized loss on investment in solana and net investment income of $8,425.

Six months ended June 30, 2026*

During the six months ended June 30, 2026, the Trust's net assets decreased from $641,326 on December 31, 2025 to $592,344 on June 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (4,875) solana to pay the Sponsor Fee, and approximately (935,622) solana for the redemption of Shares, with a value of $(77,314) from the Trust. Dispositions were partially offset by additions to the Trust of approximately 3,630,582 solana in connection with Share creations, and approximately 202,824 solana received from staking rewards, with a value of $364,605 during the period.

Net investment income for the six months ended June 30, 2026 was $17,744, which included income from Staking Rewards of $19,173 and net expenses of $1,429. Total expenses for the six months ended June 30, 2026 were $1,754, which included $606 in Sponsor Fee and $1,148 in Staking Fees. For the six-month period starting on October 28, 2025, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through January 27, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets through January 27, 2026. For the period from January 1, 2026 through January 27, 2026, the Trust waived $108 in Sponsor Fee and was reimbursed $217 in Staking Fees.

Net realized and change in unrealized loss on investment in solana for the six months ended June 30, 2026 was $(333,783), which included a realized gain of $19 on the transfer of solana to pay the Sponsor Fee, a realized loss of $(69,620) on the sale of solana to meet redemptions, a realized loss of $(1,371) from the transfer of solana to meet In-Kind Redemptions, a realized gain of $72 on the transfer of solana for staking activities, and a change in unrealized depreciation on investment in solana of $(262,883). Net realized and change in unrealized loss on investment in solana for the period resulted primarily from solana price depreciation from $123.88 on December

31, 2025 to $73.51 on June 30, 2026. Net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $(316,039), which consisted of the net realized and unrealized loss on investment in solana and net investment income of $17,744.

* No comparative period presented as the Trust commenced operations October 23, 2025.

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of June 30, 2026, the Trust held a net closing balance of 8,047,218.8817 solana with a total market value of $591,590,491 based on the SOLUSD_NY price of $73.51 used to determine the Trust's NAV. The total market value of the Trust's solana held was $592,436.254 based on the price of a solana (Lukka Prime Rate) in the principal market (Coinbase) of $73.62, used to determine the Trust's Principal Market NAV.

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.20% per annum of the Trust’s solana holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of Trust assets through January 27, 2026, the Sponsor Fee has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Solana Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

On October 23, 2025 (commencement of operations), the Trust began staking its solana pursuant to staking arrangements with the Staking Agents and earns Staking Rewards in the form of additional solana. The amount of Staking Rewards received by the Trust is influenced by factors including Solana Network conditions, protocol-level reward rates, the amount of solana held by the Trust and the portion of the Trust’s solana that is staked, and the Trust does not expect Staking Rewards to be earned at a consistent rate. Staking also introduces operational and liquidity considerations, including that staked solana may be inaccessible for a period of time required to un-stake and withdraw solana under Solana Network protocols and the Trust’s dependence on its Staking Agents for the execution of staking activities.

Pursuant to the Trust’s staking arrangements and the Trust Agreement, a portion of gross Staking Rewards is allocated among the applicable Staking Agents and the Sponsor (the Sponsor’s “Staking Fee”), with the remainder retained by the Trust. Staking Rewards retained by the Trust increase the Trust’s solana holdings, while distributions or sales of solana reduce the Trust’s solana holdings. The Trust may distribute Staking Rewards (in solana or cash from the sale of solana) to shareholders at the Sponsor’s discretion and subject to the Trust Agreement.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.20% of the Trust’s solana holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust’s holdings of solana will vary in the normal course of business operations.

No material changes have occurred during the six months ended June 30, 2026.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash, investment valuation and investment company considerations. There were no material estimates used in the preparation of the financial statements that involved a significant level of estimation uncertainty or that had, or are reasonably likely to have had, a material impact on the Trust's financial condition. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in its sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of solana traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At June 30, 2026, the principal market and the principal market price for solana, which comprised the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $73.62.

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

The cost basis of the solana received by the Trust in connection with a creation order is recorded by the Trust at the fair value of solana at 4:00 p.m. EST on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust was recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 400 Baskets (comprising 4,000,000 Shares) during the three-month period ended June 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2026 – April 30, 2026	1,420,000	$10.91
May 1, 2026 – May 31, 2026	—	$—
June 1, 2026 – June 30, 2026	2,580,000	$9.53

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended June 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the numbers assigned to them in Item 601 of Regulation S-K of the 1933 Act):

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

3.3	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A (File No. 333- 283391) filed by the Registrant on October 8, 2025.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in exhibit 101)

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

Auditor: KPMG LLP.

Authorized Participant: One that purchases or redeems Baskets with the Trust.

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

Constituent Platforms: The major solana trading platforms that serve as the pricing sources for the calculation of the CME CF Solana Reference Rate - New York Variant and CME CF Solana Real Time Index.

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

ETP: Exchange-traded product.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

FASB: Financial Accounting Standards Board.

FINRA: Financial Industry Regulatory Authority, formerly the National Association of Securities Dealers.

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

Marketing Agent: Foreside Fund Services, LLC.

MiCA: Markets in Crypto-Assets Regulation.

NAV: Net asset value of the Trust, which is a Non-GAAP metric and is determined each business day by valuing the Trust’s solana using the Pricing Index, less the Trust’s accrued but unpaid expenses.

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

PCAOB: The Public Company Accounting Oversight Board.

Plan: An “employee benefit plan” as defined in, and subject to the fiduciary responsibility provisions of, the Employee Retirement Income Security Act of 1974 or a “plan” as defined in and subject to Section 4975 of the Code.

Plan Asset Rules: Rules promulgated pursuant to ERISA for determining when an investment by a Plan in an entity will result in the underlying assets of such entity being assets of the Plan for purposes of ERISA and Section 4975 of the Code.

Prime Execution Agent: Coinbase, Inc., an affiliate of the Solana Custodian.

Prime Execution Agreement: The agreement between Coinbase, Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase, Inc., and its affiliates, agree to open and maintain a prime broker account and provide services relating to trade execution.

Pricing Index: CME CF Solana Reference - Dollar Reference Rate - New York Variant, a standardized reference rate published by the CME Group that calculates the U.S. dollar price of solana as of 4:00 p.m. EST on each calendar day on constituent crypto asset trading platforms to reflect the performance of solana in U.S. dollars.

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

Sponsor Fee: The unitary management fee of 0.20% per annum of the Trust’s solana holdings that the Trust pays to the Sponsor.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Bitwise Investment Advisers, LLC, as Sponsor of Bitwise Solana Staking ETF

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
	Name:	James Bebrin III
	Title:	Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: August 7, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.