Form 10-Q
period 2026-09-30
Bitwise Solana Staking ETF
filed 2026-11-13
CIK 2045872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

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

The registrant had 74,480,000 outstanding shares as of November 8, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of The Bitwise Solana Staking ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue", and the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust has chosen not to “opt out” of such extended transition period, and as a result, the Trust will take advantage of such extended transition period.

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

Bitwise SOLANA STAKING ETF

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Solana Staking ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment in solana, at fair value (cost $1,411,443 and $848,673 as of September 30, 2026 and December 31, 2025, respectively)[1]	$1,324,805	$638,928
Receivable for Staking Rewards	182	107
Receivable for solana sold	11	—
Receivable for In-Kind Creations	—	2,291
Total assets	1,324,998	641,326

Liabilities
Payable for In-Kind Redemptions	8,936	—
Payable for solana purchased	182	—
Sponsor Fee payable	178	—
Staking Fee payable	11	—
Total liabilities	9,307	—

Net Assets	$1,315,691	$641,326

Shares issued and outstanding, no par value (unlimited shares authorized)	81,520,000	39,180,000
Principal Market NAV per Share	$16.14	$16.37

1 Amount includes $1,324,710 and $638,813 of staked solana as of September 30, 2026 and December 31, 2025, respectively.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Schedules of Investment

(Amounts in thousands, except quantity of solana and percentages)

September 30, 2026 (unaudited)	Quantity				Percentage of
	of solana	Cost	Fair Value		Net Assets
Investment in solana^	11,304,757.8039	$1,411,443	$1,324,805	[1]	100.69%
Total investment		$1,411,443	1,324,805		100.69
Liabilities in excess of other assets			(9,114)		(0.69)
Net Assets			$1,315,691		100.00%

December 31, 2025	Quantity				Percentage of
	of solana	Cost	Fair Value		Net Assets
Investment in solana^	5,154,309.1029	$848,673	$638,928	[2]	99.63%
Total investment		$848,673	638,928		99.63
Assets in excess of liabilities			2,398		0.37
Net Assets			$641,326		100.00%

^ Crypto assets do not have a singular country or geographic region; therefore country information is omitted.

1 Amount includes $1,324,710 of staked solana at September 30, 2026.
2 Amount includes $638,813 of staked solana at December 31, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statements of Operations

(Amounts in thousands)

	For the three months ended September 30, 2026*	For the nine months ended September 30, 2026*
	(unaudited)	(unaudited)
Investment income
Staking Rewards	$11,667	$30,840
Expenses
Sponsor Fee	405	1,011
Staking Fee	758	1,906
Total expenses	1,163	2,917
Less: waivers and reimbursements	—	(325)
Net expenses	1,163	2,592
Net investment income	10,504	28,248

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in solana transferred to pay Sponsor Fee	42	61
Net realized gain (loss) from In-Kind Redemptions of solana	2,100	729
Net realized gain (loss) from solana transferred for staking activities	142	214
Net realized gain (loss) from investment in solana sold for redemptions	(8,135)	(77,755)
Net change in unrealized appreciation (depreciation) from investment in solana	385,990	123,107
Net realized and unrealized gain (loss)	380,139	46,356
Net increase (decrease) in net assets resulting from operations	$390,643	$74,604

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statements of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended September 30, 2026*	For the nine months ended September 30, 2026*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment income	$10,504	$28,248
Net realized gain (loss)	(5,851)	(76,751)
Net change in unrealized appreciation (depreciation) on investment in solana	385,990	123,107
Net increase (decrease) in net assets resulting from operations	390,643	74,604

Increase (decrease) in net assets from capital share transactions
Shares created	383,518	739,585
Shares redeemed	(50,814)	(139,824)
Net increase (decrease) in net assets resulting from capital share transactions	332,704	599,761
Total increase (decrease) in net assets from operations and capital share transactions	723,347	674,365
Net assets
Beginning of period	592,344	641,326
End of period	$1,315,691	$1,315,691

Shares issued and redeemed
Shares created	26,590,000	54,620,000
Shares redeemed	(4,270,000)	(12,280,000)
Net increase (decrease) in Shares issued and outstanding	22,320,000	42,340,000

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Statement of Cash Flows

(Amounts in thousands)

For the nine months ended September 30, 2026*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$74,604
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of solana	(612,645)
Solana received for Staking Rewards, net	(28,901)
Proceeds from solana sold	60,028
Transfer of solana to pay for Sponsor Fee	725
Net realized (gain) loss from investment in solana transferred to pay Sponsor Fee	(61)
Net realized (gain) loss from solana transferred for staking activities	(214)
Net realized (gain) loss from In-Kind Redemptions of solana	(729)
Net realized (gain) loss from investment in solana sold for redemptions	77,755
Net change in unrealized (appreciation) depreciation from investment in solana	(123,107)
Changes in operating assets and liabilities:
(Increase) Decrease in receivable for Staking Rewards	(75)
Increase (Decrease) in Sponsor Fee payable	178
Increase (Decrease) in Staking Fee payable	11
Net cash provided by (used in) operating activities	(552,431)

Cash flow from financing activities
Shares created	624,572
Shares redeemed	(72,141)
Net cash provided by (used in) financing activities	552,431

Net increase (decrease) in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of solana	$117,304
In-Kind Redemptions of solana	$(58,747)

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Solana Staking ETF

Notes To Financial Statements

September 30, 2026 (Unaudited)

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

Bitwise Investment Advisers, LLC (the "Sponsor"), a wholly-owned subsidiary of Bitwise Asset Management, Inc. ("BAM"), serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified management fee.

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

The statement of assets and liabilities and schedule of investment as of September 30, 2026, the statement of cash flows for the nine-month period ended September 30, 2026, and the statements of operations and changes in net assets for the three- and nine-month periods ended September 30, 2026, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three- and nine-month periods ended September 30, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements, and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

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

Under current Solana network protocols, staked solana is subject to a "cooldown" period that generally lasts between 2 and 8 days, and an additional 2-day lock-up period, known as "unbonding", and therefore cannot be immediately withdrawn.

Staking Rewards are earned by the Trust in solana, which is a non-cash consideration, as the validator with whom the Trust has staked its solana validates transactions on the Solana network. The Trust has concluded that the Staking Agent as the validator is the principal to the validation activities giving rise to the Staking Rewards and, therefore, the Trust recognizes only the net amount (i.e., net of the Staking Rewards retained by the validator) of solana to which it is entitled for staking its solana with the validator.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of solana traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. EST for solana to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and principal market price for solana, which constituted the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $117.19. This quoted price is an unadjusted price in an active market for identical solana.

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2026 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in solana, at fair value	$1,324,805	$—	$—	$1,324,805

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investments in solana, at fair value	$638,928	$—	$—	$638,928

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Solana

As of September 30, 2026, the Trust held a net closing balance of 11,304,757.8039 solana with a total market value of $1,332,520,064 based on the CME CF Solana - Dollar Reference Rate - New York Variant (“SOLUSD_NY”) price of $117.87 used to determine the Trust's NAV. The total market value of the Trust's solana held was $1,324,804,567 based on the price of a solana (Lukka Prime Rate) in the principal market (Coinbase) of $117.19, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of solana and the respective fair value for the nine-month period ended September 30, 2026:

	Quantity of solana	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2025	5,154,309.1029	$638,928
Purchases	6,093,295.1755	612,463
In-Kind Creations	1,186,761.7064	117,304
Solana received from Staking Rewards[1]	323,018.9266	29,265
Solana transferred for Sponsor Fee	(8,744.8935)	(725)
Sales for the redemption of Shares	(686,712.5800)	(60,039)
In-Kind Redemptions	(757,169.6340)	(58,747)
Net realized gain (loss) from investment in solana transferred to pay Sponsor Fee	—	61
Net realized gain (loss) from In-Kind Redemptions of solana	—	729
Net realized gain (loss) from solana transferred for staking activities	—	214
Net realized gain (loss) from investment in solana sold for redemptions	—	(77,755)
Net change in unrealized appreciation (depreciation) from investment in solana	—	123,107
Ending balance as of September 30, 2026	11,304,757.8039	$1,324,805

1 Fair value of solana received from Staking Rewards is calculated using the 4:00 p.m. EST fair value of solana on the day the Staking Rewards are initially accrued.

Additions during the period primarily represent solana purchased due to creations into the Trust and In-Kind Creations. Additions also included solana received as a reward for staking activities. Dispositions during the period represent solana sold as a result of shareholder redemptions from the Trust and In-Kind Redemptions. In addition, solana was transferred to pay the Sponsor Fee of the Trust. For the nine months ended September 30, 2026, the Trust recognized net realized losses of $76,751, which represents the net of cumulative realized gains of $65,063 and cumulative realized losses of $141,814.

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

The additional Solana generated by the Trust’s staking program is subject to fees shared among the Staking
Agents and the Sponsor. The amounts owed or paid to the Staking Agents and the Sponsor are collectively referred to as the “Staking Expenses”. The Staking Expenses are equal to 6% of the amount of the additional Solana generated by the staking of the Trust’s Solana. The Staking Expenses reduce the amount of Solana generated from the staking of the Trust’s Solana that is ultimately retained by the Trust. The Trust’s NAV reflects the amount of Solana the Trust is entitled to under its staking program after deduction of all Staking Expenses. For the nine months ended September 30, 2026, the Trust incurred Staking Expenses of $953,123 to Bitwise Onchain Solutions and $953,123 to the Sponsor. For the period commencing on October 28, 2025, through January 27, 2026, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets.

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

See Note 1 for further discussion on related party capital transactions. As of September 30, 2026, the Sponsor owned no Shares of the Trust.

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

Each Authorized Participant is required to be registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or to be a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

Payable for solana purchased represents the quantity of solana purchased for the creation of Shares for which the solana has not yet settled.

	September 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for solana purchased	$182	$—

Receivable for solana sold represents the quantity of solana sold for the redemption of Shares for which the solana has not yet been settled.

	September 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for solana sold	$11	$—

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the periods presented)

	For the three months ended September 30, 2026*	For the nine months ended September 30, 2026*
	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$10.01	$16.37
Net investment income (loss) [1]	0.16	0.51
Net realized and change in unrealized appreciation (depreciation) on investment in solana	5.97	(0.74) [2]
Net change in net assets from operations	6.13	(0.23)
Principal Market NAV per-share, end of period	$16.14	$16.14

Total return, at net asset value [3]	61.24%	(1.41)%

Ratios to average net assets
Gross expenses	0.57%[4,5,6]	0.58%[4,5,6]
Net expenses	0.57%[4,5,6]	0.51%[4,5,6]
Net investment income (loss)	5.19%[4]	5.59%[4,5]

* No comparative period information yet available as the Trust commenced operations on October 23, 2025.

1.
Calculated using average Shares outstanding.

2.
Because of the timing of subscriptions and redemptions in relation to fluctuating market values, the amount shown may not agree with the change in aggregate gains and losses.

3.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions in the Trust. Total return for the period is not annualized.

4.
Annualized.

5.
For the three-month period starting on October 28, 2025, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through January 27, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets through January 27, 2026.

6.
Gross and net expense ratios include staking fees of 0.38% for the nine-month period ended September 30, 2026. The gross and net expense ratios would have been 0.21% and 0.15%, respectively, without the staking fees. For the three-months ended September 30, 2026, the gross and net expense ratios included staking fees of 0.37% for the period. The gross and net expense ratios would have been 0.20% without the staking fees.

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

10. Subsequent Events

The Trust has evaluated subsequent events through November 13, 2026, the date the financial statements were issued, and has determined that there are no additional events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the three and nine months ended September 30, 2026*^

(Amounts in thousands)	For the three months ended September 30, 2026*	For the nine months ended September 30, 2026*
	(unaudited)	(unaudited)
Net investment income	$10,504	$28,248
Net realized and unrealized gain (loss)	$380,139	$46,356
Net increase (decrease) in net assets resulting from operations	$390,643	$74,604
Net Assets[1]	$1,315,691	$1,315,691

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for solana in the market that the Trust considers its principal market, as of 4:00 p.m. EST on the valuation date.

Three months ended September 30, 2026*

During the three months ended September 30, 2026, the Trust's net assets increased from $592,344 on June 30, 2026 to $1,315,691 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions to the Trust of 3,649,474.8353 solana with a value of $346,254 in connection with Share creations, and 120,195.1243 solana received from staking rewards, with a value of $10,914 during the period. Additions were partially offset by dispositions from the Trust of (508,260.8381) solana with a value of $(41,878) in connection with Share redemptions and (3,870.1993) solana with a value of $(319) to pay the Sponsor Fee during the period.

Net investment income for the three months ended September 30, 2026 was $10,504, which included income from Staking Rewards of $11,667 and net expenses of $1,163. Total expenses for the three months ended September 30, 2026 were $1,163, which included $405 in Sponsor Fee and $758 in Staking Fees.

Net realized and change in unrealized gain on investment in solana for the three months ended September 30, 2026 was $380,139, which included a realized gain of $42 on the transfer of solana to pay the Sponsor Fee, a realized loss of $(8,135) on the sale of solana to meet redemptions, a realized gain of $2,100 from the transfer of solana to meet In-Kind Redemptions, a realized gain of $142 on the transfer of solana for staking activities, and a change in unrealized appreciation on investment in solana of $385,990. Net realized and change in unrealized gain on investment in solana for the period resulted primarily from solana price appreciation from $73.51 on June 30, 2026 to $117.87 on September 30, 2026. Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $390,643, which consisted of the net realized and unrealized gain on investment in solana and net investment income of $10,504.

Nine months ended September 30, 2026*

During the nine months ended September 30, 2026, the Trust's net assets increased from $641,326 on December 31, 2025 to $1,315,691 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions to the Trust of 7,280,056.8819 solana with a value of $729,767 in connection with Share creations, and 323,018.9266 solana received from staking rewards, with a value of $29,265 during the period. Additions were partially offset by dispositions from the Trust of (1,443,882.2140) solana with a value of $(118,786) in connection with Share redemptions and (8,744.8935) solana with a value of $(725) to pay the Sponsor Fee during the period.

Net investment income for the nine months ended September 30, 2026 was $28,248, which included income from Staking Rewards of $30,840 and net expenses of $2,592. Total expenses for the nine months ended September 30, 2026 were $2,917, which included $1,011 in Sponsor Fee and $1,906 in Staking Fees. For the three-month period starting on October 28, 2025, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through January 27, 2026. In addition, for the same period, the Sponsor reimbursed the Trust for all Staking Expenses incurred on the first $1 billion of Trust assets through January 27, 2026. For the period from January 1, 2026 through January 27, 2026, the Trust waived $108 in Sponsor Fee and was reimbursed $217 in Staking Fees.

Net realized and change in unrealized gain on investment in solana for the nine months ended September 30, 2026 was $46,356, which included a realized gain of $61 on the transfer of solana to pay the Sponsor Fee, a realized loss of $(77,755) on the sale of solana to meet redemptions, a realized gain of $729 from the transfer of solana to meet In-Kind Redemptions, a realized gain of $214 on the transfer of solana for staking activities, and a change in unrealized appreciation on investment in solana of $123,107. Net realized and change in unrealized gain on investment in solana for the period resulted primarily from the cumulative effect of the Trust seeking investment results that correspond to the value of solana held and staked by the Trust, less the expenses of the Trust's operations. Net increase in net assets resulting from operations for the nine months ended September 30, 2026 was $74,604, which consisted of the net realized and unrealized gain on investment in solana and net investment income of $28,248.

* No comparative period presented as the Trust commenced operations on October 23, 2025.

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of September 30, 2026, the Trust held a net closing balance of 11,304,757.8039 solana with a total market value of $1,332,520,064 based on the SOLUSD_NY price of $117.87 used to determine the Trust's NAV. The total market value of the Trust's solana held was $1,324,804,567 based on the price of a solana (Lukka Prime Rate) in the principal market (Coinbase) of $117.19, used to determine the Trust's Principal Market NAV.

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.20% per annum of the Trust’s solana holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of Trust assets through January 27, 2026; the Sponsor Fee has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Solana Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.20% of the Trust’s solana holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust’s holdings of solana will vary in the normal course of business operations.

No material changes have occurred during the nine months ended September 30, 2026.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of solana traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. EST for solana to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for solana, which comprised the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $117.19. This quoted price is an unadjusted price in an active market for identical solana.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective in ensuring material information relating to the Trust was recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 427 Baskets (comprising 4,270,000 Shares) during the three-month period ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2026 – July 31, 2026	2,620,000	$10.19
August 1, 2026 – August 31, 2026	—	$—
September 1, 2026 – September 30, 2026	1,650,000	$14.61

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the numbers assigned to them in Item 601 of Regulation S-K):

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
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.1*

Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.2*

Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

Incidental Right: A right to acquire, or otherwise establish control over, any virtual currency or other asset that is incidental to the Trust's ownership of solana and arises without any action of the Trust or the Sponsor, including as a result of a fork, airdrop, or similar event.

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

Prime Execution Agent: Coinbase, Inc., an affiliate of the Solana Custodian.

Prime Execution Agreement: The agreement between Coinbase, Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase, Inc., and its affiliates agree to open and maintain a prime broker account and provide services relating to trade execution.

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

Trade Credit: The Trust may borrow solana or cash on credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

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

Date: November 13, 2026

* The registrant is a trust and the persons are signing in their capacities as officers of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.